Form 10-Q
period 1997-03-28
AMERITRADE HOLDING CORP
filed 1997-05-08
CIK 1027401

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                  ------------------

                                      FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 28, 1997

                                          OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                          Commission file number:   0-22163

                                  ------------------

                            AMERITRADE HOLDING CORPORATION
                (Exact name of registrant as specified in its charter)

                  DELAWARE                                  47-0642657
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)              Identification Number)

                       4211 SOUTH 102ND STREET, OMAHA, NEBRASKA
                                         68127
                       (Address of principal executive offices)
                                      (Zip Code)
                                    (402) 331-7856
                 (Registrant's telephone number, including area code)

                                  ------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                                 Yes         No  (X)

    As of May 1, 1997 there were 14,517,823 outstanding shares of the registrant's common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERITRADE HOLDING CORPORATION

                                        INDEX

                                                                      Page No.
                                                                      --------
                             PART I - FINANCIAL INFORMATION

    ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:
              Consolidated Statements of Income......................     3
              Consolidated Balance Sheets............................     4
              Consolidated Statements of Cash Flows..................     5
              Notes to Consolidated Financial Statements.............     6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........     7


                             PART II - OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
               (a)  Exhibits.........................................     11
                    3.1   Certificate of Incorporation
                    3.2   Bylaws
                    4.1   Form of Certificate for Class A Stock
                   10.36  Fourth Amendment to Loan Agreement
                          dated as of January 31, 1997, by and
                          among First National Bank of Omaha,
                          TransTerra Co., and AmeriTrade, Inc.
                   10.37  Note, dated as of January 31, 1997, made
                          by AmeriTrade Holding Corporation in
                          favor of First National Bank of Omaha
                   10.38  Security Agreement, dated as of
                          January 31, 1997, made by AmeriTrade
                          Holding Corporation in favor of First
                          National Bank of Omaha
                   27.1   Financial Data Schedule
               (b)  Reports on Form 8-K..............................     11
    SIGNATURES.......................................................     12

PART I - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                   AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)



                                                                 THREE MONTH PERIOD ENDED                SIX MONTH PERIOD ENDED
                                                             -------------------------------         ------------------------------
                                                             MARCH 28, 1997   MARCH 29, 1996         MARCH 28, 1997  MARCH 29, 1996
                                                             --------------   --------------         --------------  --------------
REVENUES
  Commissions and Clearing Fees                              $  12,703,022    $   9,511,852          $  23,142,324   $  17,781,536
   Interest Revenue                                              8,117,403        5,415,692             15,124,608      10,785,372
   Equity Income from Investments                                  907,290          875,693              1,695,539       1,502,921
   Other                                                           913,208          783,335              1,720,158       1,330,926
                                                             -------------    -------------          -------------   -------------

       Total Revenues                                           22,640,923       16,586,572             41,682,629      31,400,755

   Interest Expense                                              4,197,256        2,602,619              7,887,266       5,368,224
                                                             -------------    -------------          -------------   -------------

       Net Revenues                                             18,443,667       13,983,953             33,795,363      26,032,531

 EXPENSES EXCLUDING INTEREST
   Employee Compensation and Benefits                            4,812,075        3,336,667              8,954,499       6,233,036
   Commissions and Clearance                                       769,197          577,321              1,397,749       1,400,270
   Communications                                                1,390,622          871,401              2,613,099       1,607,475
   Occupancy and Equipment Costs                                 1,217,566          635,314              2,329,436       1,135,816
   Advertising and Promotion                                     2,937,649        1,922,197              9,568,003       3,406,139
   Provision for Losses                                             12,000          147,644                 24,000         153,644
   Amortization of Goodwill                                         90,750           90,753                181,505         181,508
   Other                                                         1,805,884          918,106              3,383,538       1,960,776
                                                             -------------    -------------          -------------   -------------

       Total Expenses Excluding Interest                        13,035,743        8,499,403             28,451,829      16,078,664


       Income Before Provision for Income Taxes                  5,407,924        5,484,550              5,343,534       9,953,867

       Provision for Income Taxes                                1,939,202        2,286,734              1,950,178       4,144,178
                                                             -------------    -------------          -------------   -------------

 NET INCOME                                                  $   3,468,722    $   3,197,816          $   3,393,356   $   5,809,689
                                                             -------------    -------------          -------------   -------------
                                                             -------------    -------------          -------------   -------------


Earnings per Share                                           $        0.26    $        0.25          $        0.26   $        0.45
                                                             -------------    -------------          -------------   -------------
                                                             -------------    -------------          -------------   -------------

Weighted Average Shares Outstanding                             13,245,041       12,813,823             13,019,955      12,813,823



                   See notes to consolidated financial statements.

                   AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS


                                                                                         MARCH 28         SEPTEMBER 27,
                                                                                           1997               1996
                                                                                     --------------      --------------
                                                                                       (UNAUDITED)
ASSETS
  Cash and cash equivalents                                                          $   27,862,821      $   15,767,170
  Cash and investments segregated in compliance with
    federal regulations                                                                 298,102,227         175,668,497
  Receivable from brokers, dealers, and clearing
    organizations                                                                        13,080,095          15,096,862
  Receivable from customers and correspondents  - net
    of allowance for doubtful accounts of $224,874 and $202,956
    in 1997 and 1996, respectively                                                      236,580,731         166,075,055
  Furniture, equipment, and leasehold improvements - net
    of accumulated depreciation and amortization of $2,829,954 and $2,139,323
    in 1997 and 1996, respectively                                                        4,111,724           3,746,178
  Goodwill - net of accumulated amortization                                              6,528,263           6,709,765
  Equity investments                                                                      8,152,334           7,157,783
  Other investment                                                                        2,886,728           5,000,000
  Deferred income taxes                                                                   1,061,323             444,378
  Other assets                                                                            8,942,005           6,013,544
                                                                                     --------------      --------------

       Total assets                                                                  $  607,308,251      $  401,679,232
                                                                                     --------------      --------------
                                                                                     --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Payable to brokers, dealers, and clearing organizations                                 2,269,291           1,193,479
  Payable to customers and correspondents                                               539,356,827         356,942,970
  Accounts payable and accrued liabilities                                                9,033,351           7,221,008
  Notes payable to bank                                                                           -           4,853,000
  Income taxes payable                                                                    1,377,577             806,711
                                                                                     --------------      --------------

       Total liabilities                                                                552,037,046         371,017,168

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; authorized 3,000,000 shares, none issued                         -                   -
Common stock, $0.01 par value:
     Class A; 25,000,000 shares authorized; 13,153,423 and 11,449,423 issued
       and outstanding in 1997 and 1996, respectively                                       131,534             114,494
     Class B; 2,000,000 shares authorized; 1,364,400 shares issued
       and outstanding in 1997 and 1996, respectively                                        13,644              13,644
                                                                                     --------------      --------------
       Total common stock                                                                   145,178             128,138
   Additional paid in capital                                                            23,297,506             809,665
   Retained earnings                                                                     33,117,617          29,724,261
   Net unrealized investment loss                                                        (1,289,096)                -
                                                                                     --------------      --------------
       Total stockholders' equity                                                        55,271,205          30,662,064
                                                                                     --------------      --------------

       Total liabilities and stockholders' equity                                    $  607,308,251      $  401,679,232
                                                                                     --------------      --------------
                                                                                     --------------      --------------


                   See notes to consolidated financial statements.

                   AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)





                                                                                           SIX MONTH PERIOD ENDED
                                                                                     MARCH 28, 1997      MARCH 29, 1996
                                                                                     --------------      --------------
Cash flows from operating activities:
 Net income                                                                           $   3,393,356       $   5,809,689
 Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization                                                             725,983             360,959
  Provision for losses                                                                       24,000             153,644
  Deferred income taxes                                                                     207,231            (409,397)
  Issuance of class A Company stock to directors                                             33,750                 -
  Equity income from investments                                                         (1,695,539)         (1,502,921)
  Amortization of goodwill                                                                  181,505             181,508
  Changes in operating assets and liabilities:
   Cash and investments segregated in compliance with federal regulations              (122,433,730)          2,759,282
   Brokerage receivables                                                                (68,512,909)        (68,958,974)
   Other assets                                                                          (2,928,464)           (354,135)
   Brokerage payables                                                                   183,489,669          57,273,882
   Accounts payable and accrued liabilities                                               1,812,343           5,942,707
   Income taxes payable                                                                     570,866           1,664,773
                                                                                      -------------       -------------
     Net cash provided by (used in) operating activities                                 (5,131,939)          2,921,017

Cash flows from investing activities:
 Acquisition of subsidiary                                                                      -              (188,953)
 Purchase of furniture, equipment and leasehold improvements                             (1,091,529)         (1,139,908)
 Proceeds from sale of furniture, equipment and leasehold improvements                          -               687,450
 Purchase of equity and other investments                                                  (194,031)         (2,791,313)
 Distributions received from equity investments                                             895,019             702,254
                                                                                      -------------       -------------
     Net cash used in investing activities                                                 (390,541)         (2,730,470)

Cash flows from financing activities:
 Proceeds from notes payable to bank                                                      1,700,000           3,400,000
 Principal payments on notes payable to bank                                             (6,553,000)         (2,724,000)
 Proceeds from initial public offering, net of offering costs                            22,471,131                 -
                                                                                      -------------       -------------
     Net cash provided by financing activities                                           17,618,131             676,000

                                                                                      -------------       -------------
Net increase in cash and cash equivalents                                                12,095,651             866,547

Cash and cash equivalents at beginning of period                                         15,767,170           1,765,643
                                                                                      -------------       -------------
Cash and cash equivalents at end of period                                            $  27,862,821       $   2,632,190
                                                                                      -------------       -------------
                                                                                      -------------       -------------

Supplemental cash flow information:
 Interest paid                                                                        $   7,413,324       $   5,281,405
 Income taxes paid                                                                    $   1,042,217       $   2,791,831

Noncash investing activity:
 Unrealized investment loss, net of deferred income taxes                             $   1,289,096       $         -


                   See notes to consolidated financial statements.

                   AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of AmeriTrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company"). The Company is a provider of discount securities brokerage and related financial services, including clearing and execution services.

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's registration statement filed on Form S-1, as amended, which became effective on March 4, 1997. The results of operations for the three and six months ended March 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 26, 1997.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards (SFAS) No. 121 - Effective in fiscal 1997, the Company adopted SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new standard established the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. The adoption of SFAS No. 121 did not have an effect on the consolidated financial statements.

    SFAS No. 123 - Effective with its initial public offering of common stock, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The new standard established the accounting and reporting requirements using a fair value-based method of accounting for stock-based employee compensation plans. The adoption of SFAS No. 123 did not have an effect on the consolidated financial statements.

    SFAS No. 128 - In February 1997, SFAS No. 128, Earnings per Share, was issued. The new standard revises the previous requirements for computing earnings per share, and will become effective for the Company in the first quarter of fiscal 1998. The Company does not expect SFAS No. 128 to have a material effect on its earnings per share.

3.  INVESTMENTS

    Investments in other companies and partnerships are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee's operating and financial policies or when the investment is a corporate joint venture. Other investments consist of available-for-sale securities carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity.

4.  INITIAL PUBLIC OFFERING OF COMMON STOCK

    The Company sold 1,700,000 shares of its common stock in an initial public offering at a price of $15 per share on March 4, 1997. The proceeds from the public offering were $22,471,131 after deducting underwriting discounts, commissions, and offering costs. The Company used net proceeds of $5,435,188 to repay borrowings under its credit facility and $6,000,000 to increase the net capital of AmeriTrade Clearing, Inc., its clearing and execution services subsidiary. The remainder of the net proceeds, which are currently invested in short-term interest bearing investments, will be used for marketing activities, the development and acquisition of new forms of technology, and other general corporate purposes.

5.  NET CAPITAL

    The Company's subsidiaries are subject to the Net Capital Rule under the Securities Exchange Act of 1934 and are required to maintain a minimum net capital. Net capital and the related net capital requirement may fluctuate on a daily basis.

    The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $20,125,753 as of March 28, 1997, which exceeded aggregate minimum net capital requirements by $14,270,327. Subsidiary net capital in the amount of $5,855,426 as of March 28, 1997 is not available for transfer to the Company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's registration statement on Form S-1, as amended, which became effective on March 4, 1997. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 28, 1997 AND MARCH 29, 1996

NET REVENUES. Commissions and clearing fees increased 34% to $12.7 million in the second quarter of fiscal 1997 from $9.5 million in the second quarter of fiscal 1996. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 75% to 6,512 in the second quarter of fiscal 1997 from 3,721 in the second quarter of fiscal 1996. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company's discount brokerage subsidiaries during the first half of fiscal 1997. The increase in transactions processed was partially offset by a decrease in average net revenue per trade of 22% to $47 in the second quarter of fiscal 1997 from $60 in the second quarter of fiscal 1996, primarily as a result of an increased proportion of trades generated by subsidiaries with commission schedules which are lower than Company average.

Net interest revenue (interest revenue less interest expense) increased 39% to $3.9 million in the second quarter of fiscal 1997 from $2.8 million in the second quarter of fiscal 1996. This increase was due primarily to an increase of 166% in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 18% in average customer and correspondent broker-dealer receivables and an increase of 69% in amounts payable to customers and correspondent broker-dealers in the second quarter of fiscal 1997 from the second quarter of fiscal 1996.

Equity income from the Company's investments remained constant at $0.9 million in the second quarters of both fiscal 1997 and 1996.

Other revenues increased 13% to $0.9 million in the second quarter of fiscal 1997 from $0.8 million in the second quarter of fiscal 1996, due primarily to an increase in account service fees.


EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 45% to $4.8 million in the second quarter of fiscal 1997 from $3.3 million in the second quarter of fiscal 1996, due primarily to a corresponding increase in full-time employees during the same period.

Commissions and clearance costs increased 33% to $0.8 million in the second quarter of fiscal 1997 from $0.6 million in the second quarter of fiscal 1996, due primarily to the 75% increase in transaction processing volume, offset in part by efforts that the Company has undertaken to reduce execution, clearance, settlement and depository costs with outside entities.

Communications expense increased 56% to $1.4 million in the second quarter of fiscal 1997 from $0.9 million in the second quarter of fiscal 1996, primarily as a result of the 75% increase in transaction processing volume, offset by cost savings realized related to efficiencies implemented during the quarter.

Occupancy and equipment costs increased 100% to $1.2 million in the second quarter of fiscal 1997 from $0.6 million in the second quarter of fiscal 1996. The significant increase was due primarily to the lease of equipment to accommodate the employment growth during the latter stages of fiscal 1996 and the lease of approximately 15,000 square feet of additional space to meet growth needs, as well as the onset of depreciation of the Company's Accutrade FOR WINDOWS software, which was released in March 1996.

Advertising and promotional expenses increased 53% to $2.9 million in the second quarter of fiscal 1997 from $1.9 million in the second quarter of fiscal 1996 as the Company continued to increase its print, television and online advertising expenditures.

Provision for losses decreased to $12,000 in the second quarter of fiscal 1997 from $150,000 in the second quarter of fiscal 1996. This decrease was due to a loss incurred on an uncollectible customer trading account during the second quarter of fiscal 1996.

Other operating expenses increased 100% to $1.8 million in the second quarter of fiscal 1997 from $0.9 million in the second quarter of fiscal 1996, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume. In addition, the Company's overall growth in active accounts in fiscal 1997 over fiscal 1996 resulted in additional costs associated with the customer tax year end reporting process.

Net income before provision for income taxes was substantially unchanged in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, as the income generated by the growth in trading activity during the second quarter of fiscal 1997 was reinvested in advertising and promotional activities during the same period. Income tax expense decreased 17% to $1.9 million in the second quarter of fiscal 1997 from $2.3 million in the second quarter of fiscal 1996, due primarily to a decrease in the Company's effective state tax rate related to its participation in economic development tax incentive programs offered by the State of Nebraska.

SIX MONTH PERIODS ENDED MARCH 28, 1997 AND MARCH 29, 1996

NET REVENUES. Commissions and clearing fees increased 30% to $23.1 million in the first half of fiscal 1997 from $17.8 million in the first half of fiscal 1996. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 61% to 5,488 in the first half of fiscal 1997 from 3,401 in the first half of fiscal 1996. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company's discount brokerage subsidiaries during the first half of fiscal 1997. The increase in transactions processed was partially offset by a decrease in average net revenue per trade of 20% to $49 in the first half of fiscal 1997 from $61 in the first half of fiscal 1996, primarily as a result of an increased proportion of trades generated by subsidiaries with commission schedules which are lower than Company average.

Net interest revenue (interest revenue less interest expense) increased 33% to $7.2 million in the first half of fiscal 1997 from $5.4 million in the first half of fiscal 1996. This increase was due primarily to an increase of 108% in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 26% in average customer and correspondent broker-dealer receivables and an increase of 60% in average amounts payable to customers and correspondent broker-dealers in the first half of fiscal 1997 from the first half of fiscal 1996.

Equity income from the Company's investments increased 13% to $1.7 million in the first half of fiscal 1997 from $1.5 million in the first half of fiscal 1996, due primarily to an increase in the Company's share in the net income of Roundtable Partners, L.L.C. ("Roundtable") of 19% during the same period. Rountable has ownership interests in two market making execution agents.

Other revenues increased 31% to $1.7 million in the first half of fiscal 1997 from $1.3 million in the first half of fiscal 1996, due primarily to an increase in account service fees.


EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 45% to $9.0 million in the first half of fiscal 1997 from $6.2 million in the first half of fiscal 1996, due primarily to a corresponding increase in full-time employees during the same period.

Commissions and clearance costs remained unchanged at $1.4 million in the first half of both fiscal 1997 and 1996. Increases in these costs related to the increase in transaction processing volume were offset by efforts that the Company has undertaken to reduce execution, clearance, settlement and depository costs with outside entities.

Communications expense increased 63% to $2.6 million in the first half of fiscal 1997 from $1.6 million in the first half of fiscal 1996, primarily as a result of the 61% increase in transaction processing volume.

Occupancy and equipment costs increased 109% to $2.3 million in the first half of fiscal 1997 from $1.1 million in the first half of fiscal 1996. The significant increase was due primarily to the lease of equipment to accommodate the employment growth during the latter stages of fiscal 1996 and the lease of approximately 15,000 square feet of additional space to meet growth needs, as well as the onset of depreciation of the Company's Accutrade FOR WINDOWS software, which was released in March 1996.

Advertising and promotional expenses increased 182% to $9.6 million in the first half of fiscal 1997 from $3.4 million in the first half of fiscal 1996 as the Company substantially increased its print, television and online advertising expenditures in fiscal 1997 over fiscal 1996.

Provision for losses decreased to $24,000 in the first half of fiscal 1997 from $150,000 in the first half of fiscal 1996. This decrease was due to losses incurred on an uncollectible customer trading account during the first half of fiscal 1996.

Other operating expenses increased 70% to $3.4 million in the first half of fiscal 1997 from $2.0 million in the first half of fiscal 1996, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume. In addition, the Company's overall growth in active accounts in fiscal 1997 over fiscal 1996 resulted in additional costs associated with the customer tax year end reporting process.

Income tax expense decreased 51% to $2.0 million in the first half of fiscal 1997 from $4.1 million in the first half of fiscal 1996. This decrease was due to a decline in income before taxes created primarily by the substantial increase in advertising costs in the first half of fiscal 1997, together with a decrease during the same period in the Company's effective state tax rate related to its participation in economic development tax incentive programs offered by the State of Nebraska.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth primarily through the use of funds generated from operations. In March 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds of $22.5 million. Upon completion of the offering, the Company repaid its term and revolving debt in their entirety, resulting in the use of proceeds of $5.4 million. The Company has also terminated its previously available credit facility and eliminated the related commitment fee. The Company anticipates based on management's experience and current industry trends that its available cash resources, combined with the remaining net proceeds from the initial public offering, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months.


OPERATING CASH FLOW

The Company used $5.1 million of cash in operations in the first half of fiscal 1997, compared to cash provided by operations of $2.9 million in the first half of fiscal 1996. The decrease in the first half of fiscal 1997 was attributable to the substantially increased advertising expenditures during the period, combined with changes in the timing of dividend and interest payments received from payors and subsequently paid to customers during fiscal 1997 compared to fiscal 1996.

Cash used in investing activities was $0.4 million in the first half of fiscal 1997, compared to $2.7 million in the first half of fiscal 1996. The increased use of cash in the first half of fiscal 1996 was primarily a result of investments in Telescan, Inc. during that period. No such investments were made during the first half of fiscal 1997.

Cash provided by financing activities was $17.6 million in the first half of fiscal 1997, compared to $0.7 million in the first half of fiscal 1996. The increase in fiscal 1997 was attributable to the net proceeds of the initial public offering, offset in part by the repayment of all outstanding term and revolving debt.


CAPITAL EXPENDITURES

The Company's anticipated capital expenditures for fiscal 1997 approximate $6.0 million, primarily for the purchase of office, computer and other operating equipment.

PART II - OTHER INFORMATION
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
      3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

     10.36 Fourth Amendment to Loan Agreement, dated as of January 31, 1997, by and among First National Bank of Omaha, TransTerra Co. and AmeriTrade, Inc. (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

     10.37 Note, dated as of January 31, 1997, made by AmeriTrade Holding Corporation in favor of First National Bank of Omaha (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

     10.38 Security Agreement, dated as of January 31, 1997, made by AmeriTrade Holding Corporation in favor of First National Bank of Omaha (incorporated by reference to Exhibit 10.38 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

     27.1     Financial Data Schedule, EDGAR filing only

(b)      Reports on Form 8-K:
         No reports on Form 8-K were filed during the three month period ended March 28, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 7, 1997

                             AmeriTrade Holding Corporation
                             (Registrant)

                             /s/  J. Joe Ricketts
                             --------------------
                             J. Joe Ricketts
                             Director, Chairman and Chief Executive Officer (Principal Executive Officer)

                             /s/ Robert T. Slezak
                             --------------------
                             Robert T. Slezak
                             Director, Chief Financial Officer, Vice President and Treasurer
                             (Principal Financial and Accounting Officer)