Form 10-Q
period 1997-06-30
AMERITRADE HOLDING CORP
filed 1997-08-13
CIK 1027401

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

                                   FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 27, 1997

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number:  0-22163
                               _________________

                         AMERITRADE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          47-0642657
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

                    4211 SOUTH 102ND STREET, OMAHA, NEBRASKA
                                       68127
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (402) 331-7856
              (Registrant's telephone number, including area code)
                               _________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                               Yes  (X)       No

     As of August 1, 1997 there were 14,517,823 outstanding shares of the registrant's common stock.

                        AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                      Page No.
                                                                      -------
                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Statements of Income......................           3
         Consolidated Balance Sheets............................           4
         Consolidated Statements of Cash Flows..................           5
         Notes to Consolidated Financial Statements.............           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........           7




                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
           (a)     Exhibits.....................................           11
                   3.1  Certificate of Incorporation
                   3.2  Bylaws
                   4.1  Form of Certificate for Class A Stock
                  10.36 Fourth Amendment to Loan Agreement
                        dated as of January 31, 1997, by and
                        among First National Bank of Omaha,
                        TransTerra Co., and AmeriTrade, Inc.
                  10.37 Note, dated as of January 31, 1997,
                        made by AmeriTrade Holding
                        Corporation in favor of First
                        National Bank of Omaha
                  10.38 Security Agreement, dated as of
                        January 31, 1997, made by AmeriTrade
                        Holding Corporation in favor of First
                        National Bank of Omaha
                  27.1  Financial Data Schedule
           (b)    Reports on Form 8-K...........................           11

SIGNATURES......................................................           13

PART I - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three Month Period Ended                 Nine Month Period Ended
                                                    -------------------------------------     ----------------------------------
                                                      June 27, 1997       June 28, 1996        June 27, 1997       June 28, 1996
                                                    -----------------    ----------------     ---------------     ---------------
REVENUES
  Commissions and Clearing Fees                     $      13,238,251    $     10,653,498     $    36,380,575     $    28,435,034
   Interest Revenue                                        10,033,641           5,783,036          25,158,249          16,568,408
   Equity Income from Investments                             684,409           1,309,083           2,379,948           2,812,004
   Other                                                      947,583             895,938           2,667,741           2,226,864
                                                    -----------------    ----------------     ---------------     ---------------
           Total Revenues                                  24,903,884          18,641,555          66,586,513          50,042,310

   Interest Expense                                         4,958,559           2,813,820          12,845,825           8,182,044
                                                    -----------------    ----------------     ---------------     ---------------
           Net Revenues                                    19,945,325          15,827,735          53,740,688          41,860,266

EXPENSES EXCLUDING INTEREST
  Employee Compensation and Benefits                        4,716,452           3,882,844          13,670,951          10,115,880
  Commissions and Clearance                                   900,023             606,932           2,297,772           2,007,202
  Communications                                            1,359,166           1,082,038           3,972,265           2,689,513
  Occupancy and Equipment Costs                             1,429,758             816,120           3,759,194           1,951,936
  Advertising and Promotion                                 2,464,332           2,629,974          12,032,335           6,036,113
  Provision for Losses                                         12,000             (11,630)             36,000             142,014
  Amortization of Goodwill                                     90,750              90,752             272,255             272,260
  Other                                                     1,832,996           1,429,019           5,216,534           3,389,795
                                                    -----------------    ----------------     ---------------     ---------------
           Total Expenses Excluding Interest               12,805,477          10,526,049          41,257,306          26,604,713

           Income Before Provision for Income Taxes         7,139,848           5,301,686          12,483,382          15,255,553

           Provision for Income Taxes                       2,552,402           2,210,733           4,502,580           6,354,911
                                                    -----------------    ----------------     ---------------     ---------------
NET INCOME                                          $       4,587,446    $      3,090,953     $     7,980,802     $     8,900,642
                                                    =================    ================     ===============     ===============
Earnings per Share                                  $            0.32    $           0.24     $          0.59     $          0.69
                                                    =================    ================     ===============     ===============
Weighted Average Shares Outstanding                        14,517,823          12,813,823          13,519,244          12,813,823

                See notes to consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                    June 27,        September 27,
                                                                                                      1997               1996
                                                                                               ---------------      -------------
                                                                                                   (Unaudited)
ASSETS
  Cash and cash equivalents                                                                     $   16,275,679       $  15,767,170
  Cash and investments segregated in compliance with
    federal regulations                                                                            365,381,639         175,668,497
  Receivable from brokers, dealers, and clearing
    organizations                                                                                   17,148,793          15,096,862
  Receivable from customers and correspondents  - net
    of allowance for doubtful accounts of $235,783 and $202,956
    in 1997 and 1996, respectively                                                                 256,156,008         166,075,055
  Furniture, equipment, and leasehold improvements - net
    of accumulated depreciation and amortization of $3,262,964 and $2,139,323
    in 1997 and 1996, respectively                                                                   7,126,647           3,746,178
  Goodwill - net of accumulated amortization                                                         6,437,513           6,709,765
  Equity investments                                                                                 6,779,002           7,157,783
  Other investment                                                                                   4,041,419           5,000,000
  Deferred income taxes                                                                                762,854             444,378
  Other assets                                                                                      10,782,415           6,013,544
                                                                                                --------------       -------------
          Total assets                                                                          $  690,891,969       $ 401,679,232
                                                                                                ==============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Payable to brokers, dealers, and clearing organizations                                       $    1,158,261       $   1,193,479
  Payable to customers and correspondents                                                          613,336,686         356,942,970
  Accounts payable and accrued liabilities                                                          15,233,170           7,221,008
  Notes payable to bank                                                                                      -           4,853,000
  Income taxes payable                                                                                 600,839             806,711
                                                                                                --------------       -------------

          Total liabilities                                                                        630,328,956         371,017,168

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; authorized 3,000,000 shares, none issued                                      -                   -
Common stock, $0.01 par value:
     Class A; 25,000,000 shares authorized; 13,153,423 and 11,449,423 issued
             and outstanding in 1997 and 1996, respectively                                            131,534             114,494
     Class B; 2,000,000 shares authorized; 1,364,400 shares issued
             and outstanding in 1997 and 1996, respectively                                             13,644              13,644
                                                                                                --------------       -------------
             Total common stock                                                                        145,178             128,138
   Additional paid in capital                                                                       23,297,506             809,665
   Retained earnings                                                                                37,705,063          29,724,261
   Net unrealized investment loss                                                                     (584,734)                  -
                                                                                                --------------       -------------
           Total stockholders' equity                                                               60,563,013          30,662,064
                                                                                                --------------       -------------

           Total liabilities and stockholders' equity                                           $  690,891,969       $ 401,679,232
                                                                                                ==============       ==============

                See notes to consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Nine Month Period Ended
                                                                                               ----------------------------------
                                                                                               June 27, 1997       June 28, 1996
                                                                                               -------------       -------------
Cash flows from operating activities:
   Net income                                                                                     $  7,980,802        $  8,900,642
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                                                   1,180,741             689,847
     Provision for losses                                                                               36,000             142,015
     Deferred income taxes                                                                              55,371            (614,537)
     Issuance of class A Company stock to directors                                                     33,750                   -
     Equity income from investments                                                                 (2,379,948)         (2,812,004)
     Amortization of goodwill                                                                          272,255             272,260
     Changes in operating assets and liabilities:
       Cash and investments segregated in compliance with federal regulations                     (189,713,142)          8,503,221
       Brokerage receivables                                                                       (92,168,884)        (72,739,509)
       Other assets                                                                                 (4,768,874)            (13,407)
       Brokerage payables                                                                          256,358,498          63,626,408
       Accounts payable and accrued liabilities                                                      8,012,162           2,234,382
       Income taxes payable                                                                           (205,872)           (392,829)
                                                                                                  ------------        ------------
           Net cash provided by (used in) operating activities                                     (15,307,141)          7,796,489

Cash flows from investing activities:
   Acquisition of subsidiary                                                                                 -            (188,953)
   Purchase of furniture, equipment and leasehold improvements                                      (4,561,210)         (1,506,008)
   Proceeds from sale of furniture, equipment and leasehold improvements                                     -             687,450
   Purchase of equity and other investments                                                           (441,823)         (6,175,345)
   Distributions received from equity investments                                                    3,200,552           2,184,823
                                                                                                --------------        ------------
           Net cash used in investing activities                                                    (1,802,481)         (4,998,033)

Cash flows from financing activities:
   Proceeds from notes payable to bank                                                               1,700,000           8,000,000
   Principal payments on notes payable to bank                                                      (6,553,000)         (8,936,000)
   Proceeds from initial public offering, net of offering costs                                     22,471,131                   -
                                                                                                --------------        ------------
           Net cash provided by (used in) financing activities                                      17,618,131            (936,000)
                                                                                                --------------        ------------
Net increase in cash and cash equivalents                                                              508,509           1,862,456


Cash and cash equivalents at beginning of period                                                    15,767,170           1,765,643
                                                                                                --------------        ------------
Cash and cash equivalents at end of period                                                      $   16,275,679        $  3,628,099
                                                                                                ==============        ============
Supplemental cash flow information:
    Interest paid                                                                               $   12,144,171        $  5,281,405
    Income taxes paid                                                                           $    4,523,217        $  2,791,831

 Noncash investing activity:
    Unrealized investment loss, net of deferred income taxes                                    $     584,734         $          -

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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's registration statement filed on Form S-1, as amended, which became effective on March 4, 1997. The results of operations for the three and nine months ended June 27, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 26, 1997.

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

     SFAS No. 125 - In June 1996, SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. The new standard provides consistent standards for determining if transfers of financial assets are sales or secured borrowings, and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. The company does not expect SFAS No. 125 to have a material effect on its operating results or financial condition.

     SFAS No. 128 - In February 1997, SFAS No. 128, Earnings per Share, was issued. The new standard revises the previous requirements for computing earnings per share, and will become effective for the Company in the first quarter of fiscal 1998. The Company does not expect SFAS No. 128 to have a material effect on its earnings per share, presentation, or disclosure.

     SFAS No. 130 -- Reporting Comprehensive Income, and SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information, were issued by the FASB in June 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. SFAS No. 131 establishes standards for disclosures related to business operating segments. The company is currently evaluating the effect and implementation of these new standards.

3.   INVESTMENTS

     Investments in other companies and partnerships are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee's operating and financial policies or when the investment is a corporate joint venture. Other investments consist of available-for-sale securities carried at fair value, with unrealized holding gains and losses, net of deferred income tax, reported as a separate component of stockholders' equity.

4.   INITIAL PUBLIC OFFERING OF COMMON STOCK

     The Company sold 1,700,000 shares of its common stock in an initial public offering at a price of $15 per share on March 4, 1997. The proceeds from the public offering were $22,471,131 after deducting underwriting discounts, commissions, and offering costs. The Company used net proceeds of $5,435,188 to repay borrowings under its credit facility and $6,000,000 to increase the net capital of AmeriTrade Clearing, Inc., its clearing and execution services subsidiary. The remainder of the net proceeds were used for marketing activities, the development and acquisition of new forms of technology, and other general corporate purposes.

5.   NET CAPITAL

     The Company's subsidiaries are subject to the Net Capital Rule under the Securities Exchange Act of 1934 and are required to maintain a minimum net capital. Net capital and the related net capital requirement may fluctuate on a daily basis.

     The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $23,432,896 as of June 27, 1997, which exceeded aggregate minimum net capital requirements by $16,894,052. Subsidiary net capital in the amount of $6,538,844 as of June 27, 1997 is not available for transfer to the Company.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 27, 1997 AND JUNE 28, 1996

NET REVENUES. Commissions and clearing fees increased 23% to $13.2 million in the third quarter of fiscal 1997 from $10.7 million in the third quarter of fiscal 1996. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 51% to 6,672 in the third quarter of fiscal 1997 from 4,422 in the third quarter of fiscal 1996. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company's discount brokerage subsidiaries during the first nine months of fiscal 1997. The increase in transactions processed was partially offset by a decrease in average commissions and clearing fees per trade of 18% to $31 in the third quarter of fiscal 1997 from $38 in the third quarter of fiscal 1996, primarily as a result of an increased proportion of trades generated by subsidiaries with commission schedules which are lower than Company average.

Net interest revenue (interest revenue less interest expense) increased 70% to $5.1 million in the third quarter of fiscal 1997 from $3.0 million in the third quarter of fiscal 1996. This increase was due primarily to an increase of 209% in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 44% in average customer and correspondent broker-dealer receivables and an increase of 98% in amounts payable to customers and correspondent broker-dealers in the third quarter of fiscal 1997 from the third quarter of fiscal 1996.

Equity income from the Company's investments decreased 46% to $0.7 million in the third quarter of fiscal 1997 from $1.3 million in the third quarter of fiscal 1996. This decrease was due to reduced net income generated by the Company's investment in Roundtable Partners, L.L.C. as the environment for securities trading and market making turned more challenging in 1997 versus 1996.

Other revenues remained constant at $0.9 million in the third quarters of both fiscal 1997 and 1996.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 21% to $4.7 million in the third quarter of fiscal 1997 from $3.9 million in the third quarter of fiscal 1996, due primarily to a corresponding increase in full-time employees during the same period.

Commissions and clearance costs increased 50% to $0.9 million in the third quarter of fiscal 1997 from $0.6 million in the third quarter of fiscal 1996, due primarily to the 51% increase in transaction processing volume.

Communications expense increased 27% to $1.4 million in the third quarter of fiscal 1997 from $1.1 million in the third quarter of fiscal 1996, primarily as a result of the 51% increase in transaction processing volume, offset by cost savings realized related to efficiencies implemented during the quarter.

Occupancy and equipment costs increased 75% to $1.4 million in the third quarter of fiscal 1997 from $0.8 million in the third quarter of fiscal 1996. The significant increase was due primarily to the lease of equipment to accommodate the employment growth during the latter stages of fiscal 1996 and the early stages of fiscal 1997 and the lease of approximately 15,000 square feet of additional space to meet growth needs.

Advertising and promotional expenses decreased 4% to $2.5 million in the third quarter of fiscal 1997 from $2.6 million in the third quarter of fiscal 1996. These expenses returned to normal levels after expanding to $9.6 million in the first half of 1997 as the Company made a planned major advertising and promotional effort to increase its customer base.

Provision for losses increased to $12,000 in the third quarter of fiscal 1997 from a credit of $(11,630) in the third quarter of fiscal 1996. This increase was due to a recovered loss on an uncollectible customer trading account during the third quarter of fiscal 1996.

Other operating expenses increased 29% to $1.8 million in the third quarter of fiscal 1997 from $1.4 million in the third quarter of fiscal 1996, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume.

Income tax expense increased 18% to $2.6 million in the third quarter of fiscal 1997 from $2.2 million in the third quarter of fiscal 1996 as pretax income increased over the periods. The effective tax rate decreased to 36% in the third quarter of fiscal 1997 compared to 42% in the third quarter of fiscal 1996 as a result of the Company's participation in economic development tax incentive programs offered by the State of Nebraska.

NINE MONTH PERIODS ENDED JUNE 27, 1997 AND JUNE 28, 1996

NET REVENUES. Commissions and clearing fees increased 28% to $36.4 million in the first nine months of fiscal 1997 from $28.4 million in the first nine months of fiscal 1996. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 57% to 5,889 in the first nine months of fiscal 1997 from 3,741 in the first nine months of fiscal 1996. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company's discount brokerage subsidiaries during the first six months of fiscal 1997. The increase in transactions processed was partially offset by a decrease in average commissions and clearing fees per trade of 18% to $33 in the first nine months of fiscal 1997 from $40 in the first nine months of fiscal 1996, primarily as a result of an increased proportion of trades generated by subsidiaries with commission schedules which are lower than Company average.

Net interest revenue (interest revenue less interest expense) increased 46% to $12.3 million in the first nine months of fiscal 1997 from $8.4 million in the first nine months of fiscal 1996. This increase was due primarily to an increase of 150% in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 26% in average customer and correspondent broker-dealer receivables and an increase of 71% in average amounts payable to customers and correspondent broker-dealers in the first nine months of fiscal 1997 from the first nine months of fiscal 1996.

Equity income from the Company's investments decreased 14% to $2.4 million in the first nine months of fiscal 1997 from $2.8 million in the first nine months of fiscal 1996, due to reduced net income generated by the Company's investment in Roundtable Partners, L.L.C. as the environment for securities trading and market making turned more challenging in the later stages of 1997 versus 1996.

Other revenues increased 23% to $2.7 million in the first nine months of fiscal 1997 from $2.2 million in the first nine months of fiscal 1996, due primarily to an increase in account service fees.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 36% to $13.7 million in the first nine months of fiscal 1997 from $10.1 million in the first nine months of fiscal 1996, due primarily to a corresponding increase in full-time employees during the same period.

Commissions and clearance costs increased 15% to $2.3 million in the first nine months of fiscal 1997 from $2.0 million in the first nine months of fiscal 1996, due primarily to the 57% increase in transaction processing volume, offset by efforts that the Company has undertaken to reduce execution, clearance, settlement and depository costs with outside entities.

Communications expense increased 48% to $4.0 million in the first nine months of fiscal 1997 from $2.7 million in the first nine months of fiscal 1996, primarily as a result of the 57% increase in transaction processing volume.

Occupancy and equipment costs increased 90% to $3.8 million in the first nine months of fiscal 1997 from $2.0 million in the first nine months of fiscal 1996. The significant increase was due primarily to the lease of equipment to accommodate the employment growth during the latter stages of fiscal 1996 and throughout fiscal 1997 and the lease of approximately 15,000 square feet of additional space to meet growth needs, as well as the onset of depreciation of the Company's Accutrade FOR WINDOWS software, which was released in March 1996.

Advertising and promotional expenses increased 100% to $12.0 million in the first nine months of fiscal 1997 from $6.0 million in the first nine months of fiscal 1996 as the Company substantially increased its print, television and online advertising expenditures in fiscal 1997 over fiscal 1996 as the Company made a planned major advertising and promotional effort to increase its customer base.

Provision for losses decreased to $36,000 in the first nine months of fiscal 1997 from $142,000 in the first nine months of fiscal 1996. This decrease was due to losses incurred on an uncollectible customer trading account during the first nine months of fiscal 1996 which did not exist in fiscal 1997.

Other operating expenses increased 53% to $5.2 million in the first nine months of fiscal 1997 from $3.4 million in the first nine months of fiscal 1996, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume. In addition, the Company's overall growth in active accounts in fiscal 1997 over fiscal 1996 resulted in additional costs associated with the customer tax year end reporting process.

Income tax expense decreased 30% to $4.5 million in the first nine months of fiscal 1997 from $6.4 million in the first nine months of fiscal 1996. This decrease was due to a decline in income before taxes created primarily by the substantial increase in advertising costs in the first nine months of fiscal 1997, together with a decrease during the same period in the Company's effective state tax rate to 36% for the first nine months of fiscal year 1997 compared to 42% for the first nine months of fiscal 1996 related to its participation in economic development tax incentive programs offered by the State of Nebraska.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth primarily through the use of funds generated from operations. In March 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds of $22.5 million. Upon completion of the offering, the Company repaid its term and revolving debt in their entirety, resulting in the use of proceeds of $5.4 million. The Company has also terminated its previously available credit facility and eliminated the related commitment fee. The Company anticipates, based on management's experience and current industry trends, that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months.

OPERATING CASH FLOW

The Company used $15.3 million of cash in operations in the first nine months of fiscal 1997, compared to cash provided by operations of $7.8 million in the first nine months of fiscal 1996. The $15.3 million use of cash in operations in the first nine months of 1997 was attributed to the increase in the balance of segregated cash and investments that exceeded the net increase in brokerage receivables/payables by $25.4 million offset by changes in other operating assets and liabilities.

Cash used in investing activities was $1.8 million in the first nine months of fiscal 1997, compared to $5.0 million in the first nine months of fiscal 1996. The increased use of cash in the first nine months of fiscal 1996 was primarily a result of investments in Telescan, Inc. and Roundtable Partners, L.L.C. during that period. No such investments were made during the first nine months of fiscal 1997.

Cash provided by financing activities was $17.6 million in the first nine months of fiscal 1997, compared to cash used of $0.9 million in the first nine months of fiscal 1996. The increase in fiscal 1997 was attributable to the net proceeds of the initial public offering, offset in part by the repayment of all outstanding term and revolving debt.

CAPITAL EXPENDITURES

The Company's anticipated capital expenditures for fiscal 1997 approximate $6.0 million, primarily for the purchase of office, computer and other operating equipment. The company anticipates that these expenditures will be financed by operating cash flow.

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

      27.1     Financial Data Schedule, EDGAR filing only

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the three month period ended June 27, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1997

                    AmeriTrade Holding Corporation
                    (Registrant)

                    /s/ J. Joe Ricketts
                    --------------------------------------------------------
                    J. Joe Ricketts
                    Director, Chairman and Chief Executive Officer (Principal Executive Officer)

                    /s/ Robert T. Slezak
                    --------------------------------------------------------
                    Robert T. Slezak
                    Director, Chief Financial Officer, Vice President and Treasurer
                    (Principal Financial and Accounting Officer)