Form 10-K
period 1997-09-26
AMERITRADE HOLDING CORP
filed 1997-12-23
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended September 26, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

                       Commission file number:   0-22163
                               __________________

                         AMERITRADE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          47-0642657
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


                    4211 SOUTH 102ND STREET, OMAHA, NEBRASKA
                                     68127
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (402) 331-7856
              (Registrant's telephone number, including area code)
                               __________________

Securities registered pursuant to Section 12(b) of the Act:
                  Title of each class                        Name of each exchange on which registered
                  -------------------                        -----------------------------------------
                         None                                                   None


          Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                                 --------------
                     Class A Common Stock - $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes (X)   No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of December 17, 1997, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $142,776,644 computed by reference to the market price at which the stock was sold on December 17, 1997 on the Nasdaq stock market.

The number of shares of Class A Common Stock outstanding as of December 17, 1997 was 13,152,243 shares.
The number of shares of Class B Common Stock outstanding as of December 17, 1997 was 1,364,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the Company's 1998 Annual Meeting to be filed hereafter (incorporated into Part III hereof).
================================================================================

                         AMERITRADE HOLDING CORPORATION

                                     INDEX

                                                                            Page No.
                                                                            --------
                                       PART I
Item 1.   Business                                                             3
Item 2.   Properties                                                           5
Item 3.   Legal Proceedings                                                    6
Item 4.   Submission of Matters to a Vote of Security Holders                  6
                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                              7
Item 6.   Selected Financial Data                                              9
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                10
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk           15
Item 8.   Financial Statements and Supplementary Data                          15
          Quarterly Financial Data (Unaudited)                                 27
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                 28
                                      PART III
Item 10.  Directors and Executive Officers of the Registrant                   28
Item 11.  Executive Compensation                                               28
Item 12.  Security Ownership of Certain Beneficial Owners and Management       28
Item 13.  Certain Relationships and Related Transactions                       28
                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     28
          Exhibit Index                                                        29
          Signatures                                                           31

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN AMERITRADE HOLDING CORPORATION AND ITS OPERATING UNITS AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S FISCAL YEAR ENDED THE LAST FRIDAY OF SEPTEMBER.

Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements.

PART I

ITEM 1.     BUSINESS

The Company is a provider of retail discount securities brokerage and related financial services. The Company makes extensive use of a variety of electronic mediums, including the Internet, in order to service individual investors throughout the United States and internationally. Customers of the Company are able to execute trades via personal computer, Sharp Zaurus personal digital assistant, touchtone telephone, facsimile, as well as through traditional registered representatives. During the quarter ended September 26, 1997, approximately 50 percent of the Company's trades were executed electronically. Because of its utilization of state-of-the-art technology, the Company is able to efficiently execute securities transactions at a relatively low cost and, therefore, offer discount commission rates which are among the lowest in the industry. The Company provides execution services for stocks, mutual funds, options, and bonds though these means. In addition, the Company provides market data and research services to its customers. The Company also provides clearing and execution services to its own retail brokerage operations as well as to unaffiliated broker-dealers. The Company was formed in 1971 and has conducted discount brokerage operations since 1975. The Company began providing securities clearing services in 1983.

RETAIL DISCOUNT BROKERAGE
The Company derives over 90 percent of its revenues from the provision of retail discount brokerage services. As of the end of its fiscal year 1997, the Company had over 98,000 core accounts, which represents an 88 percent increase in the number of core accounts at the end of its fiscal year 1996. Average daily trading volume during September 1997 was approximately 11,000 executed transactions, up from approximately 3,500 during September 1996. The Company provides retail discount brokerage services under two separate operating units, Ameritrade, (Inc.) and Accutrade, Inc.

AMERITRADE, (INC.)
Ameritrade, (Inc.) ("Ameritrade") was formed in 1997 through the consolidation of three previously independent operating units of the Company - Ceres Securities, Inc. ("Ceres"), K. Aufhauser & Company ("Aufhauser"), and the eBroker division of All American Brokers, Inc. ("eBroker"). Ameritrade is designed to appeal to customers who are seeking very low execution costs. Clients may trade any number of shares, regardless of share price, at $8 per trade for Internet trades, $12 per trade for trades made via touchtone telephone or personal digital assistant, and $18 per trade for broker-assisted trades. Ameritrade also offers a special program whereby active traders can receive a year of equity executions, subject to certain restrictions, for a flat annual fee (currently $800). A minimum balance of $10,000 is required for $800 annual fee accounts.

Ameritrade's web site (www.ameritrade.com) allows customers to enter orders for stocks, mutual funds, and options; to view their balances, positions, order status, quotes, and transaction history; and gives customers access to up-to-the-minute company reports, industry news, earnings reports, analyst recommendations, charts, and quotes. Stockpile is a game played over the Ameritrade web site that allows participants to learn about investing or to test their investing skills. Daily commentary and analysis by noted investment columnist Andy Tobias is also available on Ameritrade's home page.

ACCUTRADE, INC.
Accutrade, Inc. ("Accutrade") provides value added discount brokerage services to sophisticated investors. Accutrade introduced a software package known as Accutrade for Windows in March 1996 to provide investors with an online investing system and the ability to manage all of their financial assets. Customers using Accutrade for Windows may place orders for stocks, mutual funds, options and corporate bonds. Customers can also review their balances, positions, transaction history, order status, and obtain quotes. In addition, the program enables customers to track multiple portfolios and tax lots and generates a variety of reports, including a Schedule D for income tax purposes. Customers can create quote lists of their favorite stocks and keep price histories for them. Accutrade for Windows also offers symbol lookup and creates a report of all of the equity options for an underlying stock. To provide additional helpful information to investors, the program includes a margin and option help file and a margin calculator.

One of the advanced features of Accutrade for Windows is the ability to make program investments. This feature permits customers to create conditions under which orders will be placed and then have their personal computer monitor the market to automatically place the order. Customers can also design baskets of stocks to track and trade. A price history of the basket can be tracked to determine how the basket is performing and a single order can buy or sell the basket.

CLEARING AND EXECUTION SERVICES
The Company provides clearing and execution services to its discount brokerage businesses, as well as to independent broker dealers, depository institutions, registered investment advisors, and financial planners through its subsidiary, AmeriTrade Clearing, Inc. ("AmeriTrade Clearing"). The clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. The Company's correspondents, as introducing brokers, are responsible for all customer contact, including opening customer accounts, responding to customer inquiries and placing customer orders with the clearing broker. As a clearing broker, AmeriTrade Clearing provides the following back office functions: maintaining customer accounts; extending credit (in a margin account) to the customer; settling security transactions with clearing houses (e.g., the Depository Trust Company and the National Securities Clearing Corporation); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the customer; safeguarding funds and securities in customer accounts; transmitting tax accounting information to the customer and to the applicable tax authority; forwarding prospectuses, proxies and other shareholder information to customers; preparing books and records in support of the above; and other related activities.

Included as a part of the clearing function is the assumption of responsibility for the possession and control of customer securities and other assets. As a result, the Company records on its balance sheet amounts receivable from customers that are a result of margin loans (loans made to customers that are collateralized by securities held in customer's trading accounts at the Company). In addition, the Company records on its balance sheet amounts payable to its customers and correspondent broker-dealers related to cash balances maintained by the Company on behalf of those customers and correspondents (free credit balances).

MARGIN LENDING
The Company makes loans to customers collateralized by customer securities. Margin lending by the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System, National Association of Securities Dealers ("NASD") margin requirements, and the Company's internal policies, which are more stringent than the Federal Reserve and NASD requirements. By permitting customers to purchase on margin, the Company takes the risk of a market decline that could reduce the value of the collateral held by the Company to below the customers' indebtedness before the collateral can be sold. Under applicable NASD rules, in the event of a decline in the market value of the securities in a margin account, the Company is obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25 percent of the value of the securities in the account. The Company's current internal requirement, however, is that the customer's equity not fall below 30 percent of the value of the securities in the account. If it does, the customer will be required to increase the account's equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as the Company deems necessary for certain accounts, groups of accounts, securities, or groups of securities.

OTHER FINANCIAL SERVICES
OnMoney Financial Services Corporation ("OnMoney") is a development stage entity involved in online commerce. OnMoney is a comprehensive financial management system that is designed to provide members with access to everything they need to manage their personal finances. OnMoney is currently in testing and scheduled to launch in fiscal 1998.

INVESTMENTS
As of September 26, 1997, the Company owned 9.9 percent of Roundtable Partners, L.L.C. ("Roundtable") which conducts securities trading operations through its subsidiaries, Trimark, L.P. ("Trimark") and Knight Securities, L.P. ("Knight Securities"). Trimark is a third-market trading operation that makes markets in securities listed on the New York Stock Exchange, Inc. ("NYSE") and the American Stock Exchange, Inc. Knight Securities is an over the counter ("OTC") trading operation that makes markets in OTC securities, principally securities traded on the Nasdaq Stock Market, including Small Capitalization listings and securities listed on the NASD's OTC Bulletin Board. The customer base of Trimark and Knight Securities consists primarily of registered broker-dealers and financial institutions. The Company derives revenues from Trimark and Knight Securities in exchange for routing trade orders to them for execution. Although this practice of receiving payments for order flow is wide-spread in the securities industry, it has come under increased scrutiny in recent years. The Securities and Exchange Commission ("SEC"), the NASD and other self-regulatory organizations ("SROs") recently have announced that this industry practice may be challenged. Furthermore, competition between execution agents has narrowed the spread between bid and ask prices, which has made it less profitable for execution agents to offer order flow payment to broker-dealers. The Company has taken steps and intends to take further steps to mitigate the financial impact of the loss of these revenues on the Company. In particular, to the extent that reduced order flow payments by execution agents result in increased profits to such agents, the Company expects to benefit through its investment in Roundtable.

The Company also has minority interests in two software companies. Comprehensive Software Systems, Ltd. ("CSS") is a joint venture formed for the purpose of developing a variety of software for broker-dealers, banks, and other financial institutions. Telescan, Inc. is a publicly-traded software and online company.

COMPETITION
The market for discount brokerage services, particularly electronic brokerage services, is new, rapidly evolving, intensely competitive, and has few barriers to entry. The Company has seen increased competition during 1997 and expects competition to continue and intensify in the future. The Company encounters direct competition from approximately 100 other discount brokerage firms, many of which provide electronic brokerage services. These competitors include such discount brokerage firms as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., National Discount Brokers Group, Inc., Quick & Reilly, Inc., and E*Trade Group, Inc. The Company also encounters competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors, and other organizations, some of which provide electronic brokerage services.

REGULATION
The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the SEC and to be members of the NASD. As such, the Company is subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of the NASD. Such regulations establish, among other things, minimum net capital requirements for the Company and its operating subsidiaries. The Company is also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

In its capacity as a securities clearing firm, AmeriTrade Clearing is a member of the National Securities Clearing Corporation, the Depository Trust Corporation, and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, AmeriTrade Clearing is required to comply with the rules of such clearing agencies, including rules relating to possession and control of customer funds and securities, margin lending and execution, and settlement of transactions.

Margin lending activities are subject to limitations imposed by the Federal Reserve System and the NASD. In general, these regulations provide that in the event of a decline in the value of securities collateralizing a margin account, the Company is required to obtain additional collateral from the borrower.

EMPLOYEES
As of September 26, 1997, the Company employed a total of 382 full-time employees and 33 part-time employees, of which 136 were registered representatives. None of the Company's employees are covered under a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company's headquarters are located in Omaha, Nebraska and occupy approximately 70,000 square feet of leased space. The existing lease expires in December 2017. The Company also leases three other locations totaling approximately 25,000 square feet of space under leases that expire through August 2001. The Company believes that additional space will be required during fiscal 1998 to accommodate growth.

ITEM 3.      LEGAL PROCEEDINGS

The Company and its operating units are parties to a number of legal matters arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially affect the Company's results of operations or its financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
The Company's executive officers are as follows:


Name                 Age  Position
----                 ---  --------
J. Joe Ricketts      56   Chairman, Chief Executive Officer, and Director
Joseph A. Konen      50   President, Chief Operating Officer, and Director
Robert T. Slezak     40   Vice President, Chief Financial Officer, Treasurer, and Director
Thomas J. Pleiss     56   Vice President and Assistant Secretary of AmeriTrade Holding Corp.,
                          Chief Financial Officer of OnMoney Financial Services Corporation
Susan M. Hohman      55   Vice President, Human Resources
J. Peter Ricketts    33   President of Accutrade, Secretary of AmeriTrade Holding Corp.
Kurt D. Halvorson    35   President of AmeriTrade Clearing
Michael J. Anderson  41   President of Ameritrade, (Inc.)

J. Joe Ricketts, has served as a director and as Chairman and Chief Executive Officer of the Company since 1981. In 1975 Mr. Ricketts became associated with the company and served as an employee, director, officer, and 25 percent investor. From 1976 to 1981 the other partners retired, allowing Mr. Ricketts to acquire majority control of the Company. Prior to 1975, Mr. Ricketts was a registered representative with a national brokerage firm, an investment advisor with Ricketts & Co., and a branch manager with Dun & Bradstreet. Mr. Ricketts is a director of CSS Management. Mr. Ricketts currently serves as a member of the District Committee for District 4 of the NASD. Mr. Ricketts is a member of the Board of Trustees for Father Flanagan's Boys' Home ("Boys Town"). Mr. Ricketts received his B.A. in economics from Creighton University.

Joseph A. Konen has served as President and Chief Operating Officer of the Company since October 1994 and has served as a director since October 1996. From October 1992 to April 1995, Mr. Konen served as President of AmeriTrade Clearing. Mr. Konen served as Operations Manager of AmeriTrade Clearing from February 1992 to October 1992. Mr. Konen was a principal in Joseph A. Konen & Associates, a management consulting firm, from June 1990 to February 1992. Mr. Konen was President and Chief Executive Officer of Vital Learning Corporation, a training industry firm, from January 1989 to June 1990 and was President and Chief Executive Officer of its parent, Vital Resources, Inc., from October 1987 to June 1990. Mr. Konen held various executive management positions from 1970 to 1987 with responsibility for corporate finance, including acquisitions, divestitures, and strategic planning. Mr. Konen was a member of the Clearing Firms Committee of the Securities Industry Association from 1995 to 1996 and was a member of its Membership Committee from 1993 to 1994. He is currently a member of the Advisory Committee of Roundtable Partners, L.L.C. Mr. Konen holds a B.A. in economics and an M.B.A. in finance from Indiana University.

Robert T. Slezak has served as Vice President, Chief Financial Officer and Treasurer of the Company since January 1989 and has served as a director since October 1996. Mr. Slezak joined the Company in March 1987 and served as Operations Manager at AmeriTrade Clearing until January 1989. Prior to that time, Mr. Slezak was a Senior Financial Analyst for Peter Kiewit Sons' Inc., an international construction and mining company, from August 1985 to March 1987. From January 1980 to August 1985, Mr. Slezak was on the audit staff of Deloitte & Touche, a big six accounting firm. Mr. Slezak served as a member of the District Committee for District 4 of the NASD from 1990 to 1992, and as a member of its Nominating Committee from 1993 to 1994. Mr. Slezak is a Certified Public Accountant. Mr. Slezak holds a B.S. in business from the University of Nebraska at Omaha and an M.B.A. from Creighton University.

Thomas J. Pleiss has served as Vice President of AmeriTrade Holding Corporation since 1993, Assistant Secretary of AmeriTrade Holding Corporation since 1996 and as Chief Financial Officer of OnMoney Financial Services Corporation since March 1997. Mr. Pleiss served as Vice President, Regulation and Facilities Planning of the Company from October 1992 to March 1997. From August 1987 to October 1992, Mr. Pleiss served as President of AmeriTrade Clearing. Mr. Pleiss served as Vice President of Jerry Leonard Inc., a major retail specialty corporation, from October 1984 to July 1987. Mr. Pleiss served as Financial Manager of AmeriTrade Clearing from October 1982 to October 1984. From July 1970 to October 1982, Mr. Pleiss was Treasurer and Controller of Lozier Corporation, an international manufacturer of store fixtures. From December 1963 to July 1970, Mr. Pleiss was on the audit staff of Deloitte & Touche, a big six accounting firm. Mr. Pleiss was a Director of Midwest Securities Trust Company from 1991 to 1994. Mr. Pleiss also was a member of the Clearing Firms Committee of the Securities Industry Association from 1990 to 1992, and was Vice Chairperson of the Central States District of the Securities Industry Association from 1995 to 1996. Mr. Pleiss is a Certified Public Accountant. Mr. Pleiss has a B.S. in business from Creighton University.

Susan M. Hohman has served as Vice President, Human Resources, of the Company since August 1986. Prior to that time, Mrs. Hohman served in human resource management positions with various public and private organizations for 14 years. Mrs. Hohman was a member of the Human Resources Committee of the Securities Industry Association in 1993. Mrs. Hohman received a B.S. in management from Bellevue University.

J. Peter Ricketts has served as Secretary of the Company since November 1996 and as President of Accutrade since November 1997. From October 1997 to November 1997, Mr. Ricketts served as General Manager of Accutrade. From August 1996 to October 1997 Mr. Ricketts served as Director of Corporate Development of AmeriTrade Holding Corporation. From April 1995 to August 1996, Mr. Ricketts served as Project Director for Accutrade. From January 1995 to March 1995, Mr. Ricketts served as Vice President of Ceres and from May 1994 to January 1995 as President of Ceres. Mr. Ricketts was a customer service representative for Accutrade from December 1993 to May 1994. Mr. Ricketts worked as Manager, Business Development, for Woodward Clyde Consultants, an environmental consulting firm, from October 1992 to September 1993. Mr. Ricketts served as Account Representative for Union Pacific Railroad from July 1991 to September 1992. Mr. Ricketts holds a B.A. in biology and an M.B.A. from the University of Chicago. J. Peter Ricketts is the son of J. Joe Ricketts.

Kurt D. Halvorson has served as President of AmeriTrade Clearing since April 1997. Mr. Halvorson served as Vice President and General Manager of AmeriTrade Clearing April 1996 to March 1997. Mr. Halvorson served as Vice President and Controller of AmeriTrade Clearing from October 1992 to March 1996, and as Controller of AmeriTrade Clearing from September 1987 to October 1992. Mr. Halvorson was on the audit staff of Deloitte & Touche, a big six public accounting firm, from 1984 to September 1987. Mr. Halvorson is a Certified Public Accountant. Mr. Halvorson received a B.S. in business from the University of Nebraska.

Michael J. Anderson has served as President of Ameritrade, (Inc.) since October 1997. From May 1996 to October 1997 Mr. Anderson was the President of Accutrade. Mr. Anderson served as General Manager of Accutrade from August 1994 to May 1996, and served as Director of Marketing and Sales of AmeriTrade Clearing from October 1992 until August 1994. Mr. Anderson was an account executive for Vital Learning Corporation, a training industry firm, from January 1990 to October 1992. From 1985 to January 1990, Mr. Anderson served in several marketing capacities for Majers and A.C. Nielsen. Mr. Anderson served in sales and sales management capacities from 1979 to 1985 with Proctor & Gamble. Mr. Anderson received a B.S. in marketing from Iowa State University.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF CLASS A COMMON STOCK
The Company's Class A Common Stock (the "Class A Stock") has been quoted on the Nasdaq National Market under the symbol "AMTD" since March 4, 1997. The following table shows the high and low closing sales prices for the Class A Stock of the Company for the period indicated, as reported by the Nasdaq National Market. The prices do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

                             CLASS A STOCK PRICE
                          --------------------------
                          FOR THE FISCAL YEAR ENDED
                              SEPTEMBER 26, 1997
                          --------------------------
                           HIGH      LOW      CLOSE
                          ------    ------    ------
First Quarter               n/a       n/a       n/a
Second Quarter            21.250    16.750    17.250
Third Quarter             17.750    12.125    15.938
Fourth Quarter            26.313    15.063    25.750

The closing sale price of the Company's Class A Stock as reported on the Nasdaq National Market on December 17, 1997 was $28.375 per share. As of that date there were 93 holders of record of the Company's Class A Stock based on information provided by the Company's transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders of the Company because certain stock is held in the name of nominees. Based on the best information available to the Company by the transfer agent, there are approximately 5,300 holders of the Company's Class A Stock.

There are currently 1,364,400 shares of the Company's Class B Common Stock (the "Class B Stock") outstanding, all of which are held of record by J. Joe Ricketts and Marlene Ricketts or certain entities controlled by them. The Class B Stock is not listed on any exchange and is not traded over the counter. Each share of Class B Stock is convertible into one share of Class A Stock at any time at the election of the holder thereof. Each share of Class B Stock shall automatically convert into one share of Class A Stock in the event of a transfer of such share of Class B Stock to any person other than J. Joe Ricketts, Marlene Ricketts, the lineal descendants of J. Joe Ricketts and Marlene Ricketts and their spouses, or any trust or other person or entity that holds Class B Stock for the benefit of any of the foregoing (the "Control Group"). In addition, the Class B Stock shall automatically convert on a share for share basis into Class A Stock if the number of shares of outstanding Common Stock held by the Control Group falls below 20 percent of the number of shares of outstanding Common Stock.

DIVIDENDS
The Company has not declared or paid cash dividends on its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including future earnings, the success of the Company's business activities, capital requirements, the general financial condition and future prospects of the Company, general business conditions, and such other factors as the Board of Directors may deem relevant.

ITEM 6.     SELECTED FINANCIAL DATA


                                                                                  YEAR ENDED
                                                            ------------------------------------------------------
                                                            SEPT. 26,   SEPT. 27,  SEPT. 29,   SEPT. 30,  SEPT. 24,
                                                              1997       1996        1995        1994       1993
                                                            -------     -------     -------     -------    -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
   Revenues:
      Commissions and clearing fees . . . . . . . . . .     $51,937     $36,470     $23,977     $20,386    $16,910
      Interest revenue  . . . . . . . . . . . . . . . .      36,623      22,518      16,297       9,856      5,838
      Equity income (loss) from investments . . . . . .       3,444       3,359         543        (575)      (240)
      Gain from sale of partnership interest  . . . . .         -           -           584         -          -
      Other . . . . . . . . . . . . . . . . . . . . . .       3,663       3,032       1,481       1,694      1,031
                                                            -------     -------     -------     -------    -------
          Total revenues  . . . . . . . . . . . . . . .      95,667      65,379      42,882      31,361     23,539
      Interest expense  . . . . . . . . . . . . . . . .      18,429      11,040       7,862       3,912      2,258
                                                            -------     -------     -------     -------    -------
          Net revenues  . . . . . . . . . . . . . . . .      77,238      54,339      35,020      27,449     21,281
   Expenses excluding interest:
      Employee compensation and benefits  . . . . . . .      19,291      14,050       8,482       6,538      5,368
      Commissions and clearance . . . . . . . . . . . .       3,320       2,531       2,517       1,717      1,447
      Communications  . . . . . . . . . . . . . . . . .       5,623       3,686       2,353       1,892      1,289
      Occupancy and equipment costs . . . . . . . . . .       5,423       2,890       1,627       1,412        970
      Advertising and promotion . . . . . . . . . . . .      13,971       7,537       4,842       5,987      3,928
      Provision for losses  . . . . . . . . . . . . . .          59         148       1,429         266        131
      Amortization of goodwill  . . . . . . . . . . . .         363         363          94           7          7
      Other   . . . . . . . . . . . . . . . . . . . . .       7,763       4,717       2,846       2,180      1,877
                                                            -------     -------     -------     -------    -------
          Total expenses excluding interest . . . . . .      55,813      35,922      24,190      19,999     15,017
                                                            -------     -------     -------     -------    -------
   Income before provision for income taxes . . . . . .      21,425      18,417      10,830       7,450      6,264
   Provision for income taxes . . . . . . . . . . . . .       7,603       7,259       3,799       2,619      2,119
                                                            -------     -------     -------     -------    -------
   Net income . . . . . . . . . . . . . . . . . . . . .     $13,822     $11,158      $7,031      $4,831     $4,145
                                                            =======     =======     =======     =======    =======
  Earnings per share  . . . . . . . . . . . . . . . . .       $1.00       $0.87       $0.55       $0.38      $0.30
                                                            =======     =======     =======     =======    =======
  Weighted average shares outstanding . . . . . . . . .      13,769      12,814      12,814      12,856     13,716

OPERATING DATA:
  Average customer trades per day . . . . . . . . . . .       6,571       3,670       2,055       1,519      1,220
  Assets in customer accounts (in billions) . . . . . .       $7.34       $3.99       $2.36       $1.66      $1.19
  Number of core accounts (1) . . . . . . . . . . . . .      98,000      52,000      38,000      18,000     11,000
  Average net revenue per trade . . . . . . . . . . . .         $47         $59         $67         $70        $69
  Operating margin (2)  . . . . . . . . . . . . . . . .         28%         34%         31%         27%        29%
  Pre-advertising operating margin (3)  . . . . . . . .         46%         48%         49%         50%        49%
  Return on average equity (4)  . . . . . . . . . . . .         28%         44%         47%         49%        69%

                                                            SEPT. 26,   SEPT. 27,   SEPT. 29,   SEPT. 30,  SEPT. 24,
                                                              1997        1996        1995        1994       1993
                                                            --------    --------    --------    --------   --------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and segregated investments . . . . . . . . . . .     $373,286    $191,436    $125,456    $101,352    $53,787
  Receivable from customers and correspondents  . . . .      325,407     166,075     130,187      99,627     86,281
  Total assets  . . . . . . . . . . . . . . . . . . . .      757,357     401,679     287,105     216,991    151,228
  Payable to customers and correspondents . . . . . . .      666,279     356,943     251,862     198,539    138,958
  Notes payable . . . . . . . . . . . . . . . . . . . .          -         4,853       7,097         -          -
  Stockholders' equity  . . . . . . . . . . . . . . . .       66,989      30,662      19,504      12,473      7,831

(1) Core accounts consist of open accounts in the Company's discount brokerage subsidiaries.
(2) Operating margin is computed by dividing income before provision for income taxes by net revenues.
(3) Pre-advertising operating margin is computed by dividing income before provision for income taxes plus advertising and promotional expenses by net revenues.
(4) Return on average equity is computed by dividing net income by stockholders' equity averaged on a quarterly basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Items 6 and 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-K.

OVERVIEW
The Company was established in 1971 and has conducted its operations in the discount brokerage industry since 1975. The Company's consolidated financial statements include the accounts of AmeriTrade Holding Corporation and its wholly owned discount brokerage operating units, Accutrade, Inc. ("Accutrade"),
K. Aufhauser & Company ("Aufhauser"), Ceres Securities, Inc. ("Ceres"), and All American Brokers, Inc. ("All American"), and its wholly owned securities clearing subsidiary, AmeriTrade Clearing, Inc. ("AmeriTrade Clearing"). The Company began to provide clearing and execution services for its own broker-dealer operating units and for independent correspondents in 1983. Throughout the 1980s, the Company's discount securities brokerage and clearing and execution businesses experienced significant growth, both in terms of number of accounts and trading volume. In the 1990s, the Company has continued to grow and has diversified its services through the formation of Ceres in 1994 and eBroker in 1996. In July 1995, the Company acquired the net assets of Aufhauser for approximately $7.6 million in cash. Of the total purchase price, $7.0 million was allocated to goodwill, which is being amortized over a 20 year period. In October 1995, the Company acquired the net assets of All American Brokers for approximately $0.2 million. During the fourth quarter of fiscal 1997, the Company announced the consolidation of three of its previously independent discount brokerage operations (Ceres, Aufhauser, and the eBroker division of All American Brokers) into a single subsidiary called Ameritrade, (Inc.) ("Ameritrade").

The Company's revenues consist primarily of transaction revenues and interest revenues. Transaction revenues include brokerage commissions, securities transaction clearing fees, and payments based on order flow. Interest revenues are generated by charges to customers on debit balances maintained in brokerage accounts and the investment of cash from operations and cash segregated in compliance with federal regulations in short-term marketable securities. Interest expense consists of amounts paid or payable to customers based on credit balances maintained in brokerage accounts, as well as costs related to notes payable, letters of credit, and lines of credit with financial institutions.

The Company's operating expenses include employee compensation and benefits, commissions and clearance fees related to the processing of securities transactions, telephone, postage and other communications costs, occupancy and equipment costs, advertising and promotion costs, provision for losses related to the processing of securities transactions, and amortization of goodwill established in connection with the acquisitions discussed above. In addition, the Company incurs supply costs related to the processing of customer confirmations, statements and other communications, as well as general office supply costs, legal costs, consulting costs, and regulatory costs. These costs have been classified as other expenses on the Company's consolidated statements of income.

For the years ended September 26, 1997, September 27, 1996, and September 29, 1995, 67 percent, 67 percent, and 68 percent, respectively, of the Company's net revenues were derived from commissions and clearing fees. Clearing services include the confirmation, receipt, settlement, delivery, and record-keeping functions involved in the processing of securities transactions. Included as a part of the clearing function is the assumption of responsibility for the possession and control of customer securities and other assets. As a result, the Company records on its balance sheet amounts receivable from customers that are a result of margin loans (loans made to customers that are collateralized by securities held in customers' brokerage accounts at the Company). In addition, the Company records on its balance sheet amounts payable to its customers and correspondent broker-dealers related to cash balances maintained by the Company on behalf of those customers and correspondents (free credit balances).

The Company has arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution.
The revenues generated by the Company under these arrangements for the years ended September 26, 1997, September 27, 1996, and September 29, 1995 were 12 percent, 15 percent and 11 percent, respectively, of net revenues. The majority of these revenues were received from execution agents owned by Roundtable Partners, L.L.C. ("Roundtable"), an entity that was approximately
9.9 percent owned by the Company as of September 26, 1997. Although this practice of receiving payments for order flow is widespread in the securities industry, it has come under increased scrutiny in recent years. The SEC, the NASD, and other self-regulatory organizations ("SROs") recently have announced that this industry practice may be challenged. Furthermore, competition between execution agents has narrowed the spread between bid and ask prices, which has made it less profitable for execution agents to offer order flow payments to brokers such as the Company's operating units. The Company expects such payments to decrease as competition increases; however, the Company has taken steps and intends to take further steps to mitigate the financial impact of the loss of these revenues. In particular, to the extent that reduced order flow payments by execution agents result in increased profits to such agents, the Company expects to benefit through its investment in Roundtable. The Company also believes that the narrowing of spreads will create better trade executions for its customers, and that superior trade execution will tend to increase the activity in customer accounts. Nevertheless, there can be no assurance that the loss of any significant portion of these revenues will not have a material adverse effect on the Company's business, financial condition, and operating results.

The Company operates in a new, rapidly evolving, intensely competitive market. As a result, a significant portion of its operating costs are incurred in connection with advertising and promotional activities. These expenditures represented 18 percent, 14 percent and 14 percent of net revenues in the years ended September 26, 1997, September 27, 1996, and September 29, 1995 respectively. The Company's primary advertising and promotional mediums include print, television, direct mail, online services, and various Internet sites. The Company expenses all advertising and promotional costs as incurred.

The increased advertising expenditures in fiscal 1997 were in response to favorable market conditions as part of the Company's ongoing marketing efforts. The Company has instituted an even more aggressive marketing campaign in the first quarter of fiscal 1998 and expects that advertising and promotional expenses are expected to exceed $20 million for fiscal 1998. The aggressive advertising campaign is expected to create a loss in the first quarter of fiscal 1998 and a near break-even second quarter in fiscal 1998. The Company expects that account activity resulting from the increased advertising expenditures will continue to yield results that are consistent with the Company's prior financial history when viewed on an annual basis; however, there can be no assurances in this regard.

The Company currently derives over 90 percent of its revenues from the provision of discount brokerage services. The Company believes that the discount brokerage market is currently impacted by three significant trends that may affect its financial condition and results of operations. First, commissions charged to customers of discount brokerage services have steadily decreased over the past several years, and the Company expects such decreases to continue. Although decreased commissions will have a negative effect on the Company's commission and clearing fee revenue per trade, the Company's experience to date indicates that decreased commissions result in increased account activity and increased commission and clearing fee revenue in the aggregate. Second, technology has increased in importance as delivery channels such as the Internet have become more prevalent. During the quarter ended September 26, 1997, approximately 50 percent of the Company's transactions were generated through electronic mediums, including approximately 34 percent over the Internet. The Company expects that increased use of electronic mediums will decrease operating expenses per trade. Finally, the effects of price competition and required investment in technology have resulted in some consolidation in the market.

The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. The Company believes that, by modifying existing software, and converting to new software, the Year 2000 problem can be resolved without significant operational difficulties. The financial impact is not anticipated to be material to the Company's results of operations, financial position, or cash flows.


RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996

NET REVENUES
Commissions and clearing fees increased 42 percent to $51.9 million for fiscal 1997 from $36.5 million in fiscal 1996. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 79 percent to 6,571 in fiscal 1997 from 3,670 in fiscal 1996. This increase was a result of the increase in the Company's customer base created by the significant increase in advertising expenditures by the Company's discount brokerage operating units during the first half of fiscal 1997. The increase in transactions processed was partially offset by a decrease in average commission revenue per trade of 21 percent to $31 in fiscal 1997 from $39 in fiscal 1996, primarily as a result of an increased proportion of trades generated by its discount units with a lower average revenue per trade. The Company believes that the trends in commissions and clearing fees revenue will continue into fiscal 1998.

Net interest revenue increased 58 percent to $18.2 million in fiscal 1997 from $11.5 million in fiscal 1996. This increase was due primarily to an increase of 94 percent in cash and investments segregated in compliance with federal regulations, an increase of 89 percent in customer and correspondent broker-dealer receivables partially offset by an increase of 86 percent in amounts payable to customers and correspondent broker-dealers in fiscal 1997 over fiscal 1996. The Company generally expects net interest revenue to grow as the account base grows through its planned aggressive advertising campaign.

Equity income from the Company's investments was constant at $3.4 million for fiscal 1997 and fiscal 1996.

Other revenues increased 23 percent to $3.7 million for fiscal 1997 from $3.0 million for fiscal 1996, due primarily to an increase in marketing fees and service fees paid to the Company by mutual funds.

EXPENSES EXCLUDING INTEREST
Employee compensation and benefits expense increased 38 percent to $19.3 million in fiscal 1997 from $14.0 million in fiscal 1996, due primarily to an increase in full-time equivalent employees to 412 as of September 26, 1997 from 334 as of September 27, 1996.

Commissions and clearance costs increased 32 percent to $3.3 million in fiscal 1997 from $2.5 million in fiscal 1996 due primarily to the 79 percent increase in transaction processing volume, offset by efforts that the Company has undertaken to reduce execution, clearance, settlement, and depository costs with outside entities.

Communications expense increased 51 percent to $5.6 million in fiscal 1997 from $3.7 million in fiscal 1996, primarily as a result of the 79 percent increase in transaction processing volume. Communication expenses are expected to increase at a slower rate than transactions processed as the low cost Internet becomes the Company's predominant communication channel with its customers.

Occupancy and equipment costs increased 86 percent to $5.4 million in fiscal 1997 from $2.9 million in fiscal 1996. This increase was due primarily to the lease of equipment and approximately 15,000 square feet of additional space leased in January, and approximately 35,000 square feet of additional space leased in July to accommodate the employment growth.

Advertising and promotion expenses increased 87 percent to $14.0 million in fiscal 1997 from $7.5 million in fiscal 1996 as the Company made a planned major advertising and promotional effort in the first half of fiscal 1997 to increase its customer base.

Provision for losses, net of recoveries, was constant at $0.1 million for fiscal 1997 and fiscal 1996.

Amortization of goodwill remained constant at $0.4 million in fiscal 1997 and fiscal 1996.

Other operating expenses increased 66 percent to $7.8 million in fiscal 1997 from $4.7 million in fiscal 1996, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume, increased professional services in preparation for the launch of Ameritrade, and increases in trade errors related to the growth in transactions processed.

Income tax expense increased 4 percent to $7.6 million in fiscal 1997 from $7.3 million in fiscal 1996. The effective tax rate dropped from 39 percent in fiscal 1996 to 35 percent in fiscal 1997 as a result of the Company's participation in economic development tax incentive programs offered by the
State of Nebraska.   The Company expects to continue to benefit from the
Nebraska tax incentive programs in fiscal 1998.


FISCAL YEARS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995

NET REVENUES
Commissions and clearing fees increased 52 percent to $36.5 million for fiscal 1996 from $24.0 million in fiscal 1995. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 79 percent to 3,670 in fiscal 1996 from 2,055 in fiscal 1995. The effect of the first full year of operations of Aufhauser resulted in 52 percent of the increase in transaction processing volume. The remainder of this increase was a result of ongoing marketing efforts undertaken by the Company's discount brokerage operating units and the introduction and subsequent marketing of the Accutrade for Windows software in March 1996. The increase in transactions processed was partially offset by a decrease in average commission revenue per trade of 15 percent to $39 in fiscal 1996 from $46 in fiscal 1995, primarily as a result of an increased proportion of trades generated by its discount units with a lower average revenue per trade.

Net interest revenue increased 37 percent to $11.5 million in fiscal 1996 from $8.4 million in fiscal 1995. This increase was due primarily to an increase of 42 percent in cash and investments segregated in compliance with federal regulations, an increase of 28 percent in customer and correspondent broker-dealer receivables, and an increase of 42 percent in amounts payable to customers and correspondent broker-dealers in fiscal 1996 over fiscal 1995.

Equity income from the Company's investments increased to $3.4 million in fiscal 1996 from $0.5 million in fiscal 1995, due primarily to the Company's investment in Roundtable in March 1995. The Company recorded a fiscal 1995 gain of $0.6 million related to the sale of its interest in Bond Express, L.P. in August 1995.

Other revenues increased 100 percent to $3.0 million for fiscal 1996 from $1.5 million for fiscal 1995, due primarily to an increase in marketing fees and service fees paid to the Company by mutual funds.

EXPENSES EXCLUDING INTEREST
Employee compensation and benefits expense increased 66 percent to $14.1 million in fiscal 1996 from $8.5 million in fiscal 1995, due primarily to an increase in full-time employees to 334 as of September 27, 1996 from 184 as of September 29, 1995.

Commissions and clearance costs were $2.5 million in both fiscal 1996 and fiscal 1995. These costs returned to a normalized level in fiscal 1996 in comparison with historical trends after a significant increase in fiscal 1995 related to the acquisition of Aufhauser.

Communications expense increased 54 percent to $3.7 million in fiscal 1996 from $2.4 million in fiscal 1995, primarily as a result of the 79 percent increase in transaction processing volume, offset in part by lower communication costs per transaction during the same period.

Occupancy and equipment costs increased 81 percent to $2.9 million in fiscal 1996 from $1.6 million in fiscal 1995. This increase was due primarily to the lease of additional space to accommodate the employment growth during fiscal 1996 and the onset of depreciation of the Company's Accutrade for Windows software, which was released in March 1996.

Advertising and promotion expenses increased 56 percent to $7.5 million in fiscal 1996 from $4.8 million in fiscal 1995 as the Company increased its advertising and promotional expenditures in connection with the introduction and promotion of its Accutrade for Windows software in March 1996.

Provision for losses, net of recoveries, was $1.4 million in fiscal 1995, due primarily to the settlement of a complaint relating to alleged responsibility for trading losses.

Amortization of goodwill increased to $0.4 million in fiscal 1996 from $0.1 million in fiscal 1995 due to the July 1995 acquisition of Aufhauser.

Other operating expenses increased 68 percent to $4.7 million in fiscal 1996 from $2.8 million in fiscal 1995, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume.

Income tax expense increased 92 percent to $7.3 million in fiscal 1996 from $3.8 million in fiscal 1995, consistent with the increase in net income before income taxes during the same period.


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its growth primarily through the use of funds generated from operations. In March 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds of $22.5 million. Upon completion of the offering, the Company repaid its term and revolving debt in their entirety, resulting in the use of proceeds of $5.4 million. The Company has also terminated its previously available credit facility and eliminated the related commitment fee. The Company anticipates that new credit facilities will be put in place to finance the expected growth in the business in fiscal 1998 and beyond.

The Company is subject to the requirements of the SEC and the NASD relating to liquidity, capital standards, and the use of customer funds and securities.


OPERATING CASH FLOW
The Company generated $23.8 million in cash from operations in fiscal 1997, compared to $20.9 million in fiscal 1996. The increase in fiscal 1997 was primarily attributable to an increase in commissions and clearing fees and interest revenues related to growth in the discount brokerage operations. The Company generated $20.9 million in cash from operations in fiscal 1996, compared to $7.4 million in fiscal 1995. The increase in fiscal 1996 was attributable primarily to an increase in transaction volume related to growth in the discount brokerage operations and the acquisition of Aufhauser.

Cash used in investing activities was $3.7 million in fiscal 1997, compared to a use of cash of $4.7 million in fiscal 1996. Uses of cash in fiscal 1997 related primarily to purchases of property and equipment, offset by cash distributions received from Roundtable. Uses of cash in fiscal 1996 related primarily to purchases of property and equipment and additional investments in Roundtable and CSS, offset by cash distributions received from Roundtable. Cash used in investing activities was $4.7 million in fiscal 1996, down from $14.1 million in fiscal 1995. The significant use of cash in fiscal 1995 related to the purchase of property and equipment and the acquisition of ownership interests in Aufhauser and Telescan, as well as increases in the ownership interests of the Company's investments in Roundtable and CSS.

Cash provided by financing activities was $17.6 million in fiscal 1997, compared to cash used in financing activities of $2.2 million in fiscal 1996. The increase in fiscal 1997 was attributable to the net proceeds of $22.5 million from the initial public offering in March 1997, offset by principal payments on notes payable. Cash used in financing activities was $2.2 million in fiscal 1996, compared to cash provided by financing activities of $7.1 million in fiscal 1995. The cash provided in fiscal 1995 was due primarily to term notes payable issued in connection with the Aufhauser acquisition, and the cash used in fiscal 1996 was due to payments made on those term notes.


BANK LOAN AGREEMENTS
The Company entered into a loan agreement with a bank dated as of December 22, 1994 (as amended, the "Bank Loan Agreement"). Pursuant to the Bank Loan Agreement, the Company borrowed a term loan of $1.9 million payable in monthly installments of principal of $79,000 beginning January 31, 1995 until January 31, 1997, and a term loan of $6.0 million payable in monthly installments of principal of $125,000 beginning August 31, 1995 until July 31, 1999. The loan was repaid in its entirety in March 1997 with proceeds from the Company's initial public offering.

The Company has also entered into a loan agreement dated as of November 11, 1997 with a bank. Pursuant to this loan agreement, the Company may borrow up to $10 million on a revolving basis until January 31, 1998. Borrowings under the revolving loan agreement will bear interest at the rate designated by the bank as its National Base Rate less 0.5 percent and are unsecured. The Company intends to negotiate a credit facility of up to $50 million to replace this loan agreement before its January 31, 1998 maturity.

A letter of credit in the amount of $35 million as of September 26, 1997, has been issued on behalf of AmeriTrade Clearing by a financial institution. The letter of credit, which is for the benefit of a securities clearinghouse, has been issued to support margin requirements. AmeriTrade Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. In addition, the same financial institution may make loans to AmeriTrade Clearing if requested under a note. AmeriTrade Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the note. As of September 26, 1997, no amounts were outstanding under the note.


CAPITAL EXPENDITURES
The Company's anticipated capital expenditures for fiscal 1998 approximate $12.0 million, primarily for the purchase of office, computer, and other operating equipment. In addition, at September 26, 1997, the Company had lease commitments for operating equipment and facilities of $3.8 million for fiscal 1998, with an aggregate commitment of approximately $31.7 million through fiscal 2018. These purchases will be financed through a combination of operating cash flow and the credit facility discussed above.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Company prior to its annual report on Form 10-K for the fiscal year ending September 25, 1998.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AmeriTrade Holding Corporation and Subsidiaries

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AmeriTrade Holding Corporation and subsidiaries (collectively, the "Company") as of September 26, 1997 and September 27, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriTrade Holding Corporation and subsidiaries as of September 26, 1997 and September 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1997 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
-------------------------

Omaha, Nebraska

November 7, 1997

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996

ASSETS
                                                                                         1997            1996
                                                                                     ------------    ------------
Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $53,522,447     $15,767,170
Cash and Investments Segregated in Compliance with Federal Regulations . . . . . .    319,763,921     175,668,497
Receivable from Brokers, Dealers, and Clearing Organizations   . . . . . . . . . .     17,823,640      15,096,862
Receivable from Customers and Correspondents - Net of allowance
   for doubtful accounts:  1997 - $249,949; 1996 - $202,956  . . . . . . . . . . .    325,407,147     166,075,055
Furniture, Equipment and Leasehold Improvements - Net of accumulated
   depreciation and amortization:  1997 - $3,732,790; 1996 - $2,139,323  . . . . .      8,709,923       3,746,178
Goodwill - net of accumulated amortization . . . . . . . . . . . . . . . . . . . .      6,346,763       6,709,765
Equity Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,597,972       7,157,783
Other Investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,000,000       5,000,000
Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,314         444,378
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,145,616       6,013,544
                                                                                     ------------    ------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $757,356,743    $401,679,232
                                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to Brokers, Dealers and Clearing Organizations  . . . . . . . . . . . .     $1,404,999      $1,193,479
   Payable to Customers and Correspondents . . . . . . . . . . . . . . . . . . . .    666,279,440     356,942,970
   Accounts Payable and Accrued Liabilities  . . . . . . . . . . . . . . . . . . .     19,252,931       7,221,008
   Notes Payable to Bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         4,853,000
   Income Taxes Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,430,279         806,711
                                                                                     ------------    ------------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    690,367,649     371,017,168
                                                                                     ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $1 par value; authorized 3,000,000 shares, none issued . . . .            -               -
   Common stock, $0.01 par value:
         Class A - 25,000,000 shares authorized; 13,153,423 and 11,449,423
             shares issued and outstanding in 1997 and 1996, respectively . . . .         131,534         114,494
         Class B - 2,000,000 shares authorized; 1,364,400 shares issued and
             outstanding in 1997 and 1996, respectively . . . . . . . . . . . . .          13,644          13,644
                                                                                     ------------    ------------
         Total common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .         145,178         128,138

Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,297,506         809,665
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,546,410      29,724,261
                                                                                     ------------    ------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .      66,989,094      30,662,064
                                                                                     ------------    ------------
         Total liabilities and stockholders' equity . . . . . . . . . . . . . . .    $757,356,743    $401,679,232
                                                                                     ============    ============


See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29,
1995

                                                                           1997           1996           1995
                                                                        -----------    ------------   -----------
REVENUES:
   Commissions and clearing fees (including
      amounts from a related party of $6,843,502
      $7,758,836, and $1,480,349 in 1997, 1996, and
      1995, respectively)  . . . . . . . . . . . . . . . . . . .        $51,936,902    $36,469,561    $23,977,481

   Interest revenue  . . . . . . . . . . . . . . . . . . . . . .         36,622,800     22,517,655     16,296,871
   Equity income from investments  . . . . . . . . . . . . . . .          3,443,807      3,358,871        542,515
   Gain from sale of partnership interest  . . . . . . . . . . .                -              -          584,293
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,663,685      3,032,443      1,480,730
                                                                        -----------    ------------   -----------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .         95,667,194     65,378,530     42,881,890
   Interest expense  . . . . . . . . . . . . . . . . . . . . . .         18,428,854     11,039,777      7,862,287
                                                                        -----------    ------------   -----------
      Net revenues . . . . . . . . . . . . . . . . . . . . . . .         77,238,340     54,338,753     35,019,603

EXPENSES EXCLUDING INTEREST:
   Employee compensation and benefits  . . . . . . . . . . . . .         19,290,808     14,049,642      8,481,977
   Commissions and clearance . . . . . . . . . . . . . . . . . .          3,320,262      2,530,642      2,516,796
   Communications  . . . . . . . . . . . . . . . . . . . . . . .          5,623,468      3,685,535      2,352,590
   Occupancy and equipment costs (including
      amounts to a related party of $823,360,
      $591,040, and $591,040 in 1997, 1996, and
      1995, respectively) . . . . . . . . . . . . . . . . . . .           5,422,839      2,889,654      1,626,725
   Advertising and promotion  . . . . . . . . . . . . . . . . .          13,970,834      7,537,265      4,842,392
   Provision for losses . . . . . . . . . . . . . . . . . . . .              59,000        148,014      1,428,663
   Amortization of goodwill . . . . . . . . . . . . . . . . . .             363,002        363,002         94,152
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,763,014      4,717,406      2,846,280
                                                                        -----------    ------------   -----------
      Total expenses excluding interest . . . . . . . . . . . .          55,813,227     35,921,160     24,189,575
                                                                        -----------    ------------   -----------
Income Before Provision for Income Taxes  . . . . . . . . . . .          21,425,113     18,417,593     10,830,028

Provision for Income Taxes  . . . . . . . . . . . . . . . . . .           7,602,964      7,259,248      3,798,881
                                                                        -----------    ------------   -----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .         $13,822,149    $11,158,345     $7,031,147
                                                                        ===========    ===========     ==========

Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . .               $1.00          $0.87          $0.55
                                                                        ===========    ===========     ==========

Weighted Average Shares Outstanding . . . . . . . . . . . . . .          13,768,889     12,813,823     12,813,823
                                                                        ===========    ===========     ==========


See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29,
1995

                                                                  COMMON STOCK           ADDITIONAL
                                                        -------------------------------    PAID-IN       RETAINED       TREASURY
                                           TOTAL        CLASS A     CLASS B      TOTAL     CAPITAL       EARNINGS        STOCK
                                        -----------     --------    -------    --------  -----------    -----------   -----------
Balance, September 30, 1994 . . . . . . $12,472,572     $132,984    $24,948    $157,932     $943,736    $12,808,303   ($1,437,399)

   Net Income . . . . . . . . . . . . .   7,031,147          -          -           -            -        7,031,147           -
                                        -----------     --------    -------    --------  -----------    -----------   -----------
Balance, September 29, 1995 . . . . . .  19,503,719      132,984     24,948     157,932      943,736     19,839,450    (1,437,399)

   Net Income . . . . . . . . . . . . .  11,158,345          -          -           -            -       11,158,345           -
   Retirement of Treasury Stock . . . .         -        (18,490)   (11,304)    (29,794)    (134,071)    (1,273,534)    1,437,399
                                        -----------     --------    -------    --------  -----------    -----------   -----------
Balance, September 27, 1996 . . . . . .  30,662,064      114,494     13,644     128,138      809,665     29,724,261           -

   Net Income . . . . . . . . . . . . .  13,822,149          -          -           -            -       13,822,149           -
   Issuance of 4,000 shares from
      compensation plans  . . . . . . .      33,750           40        -            40       33,710            -             -
   Issuance of 1,700,000 shares
      from initial public offering  . .  22,471,131       17,000        -        17,000   22,454,131            -             -
                                        -----------     --------    -------    --------  -----------    -----------   -----------
Balance, September 26, 1997 . . . . . . $66,989,094     $131,534    $13,644    $145,178  $23,297,506    $43,546,410   $       -
                                        ===========     ========    =======    ========  ===========    ===========   ===========


See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29,
1995


                                                                                       1997              1996            1995
                                                                                   ------------       -----------     -----------
Cash Flows From Operating Activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $13,822,149       $11,158,345      $7,031,147
   Adjustments to reconcile net income to net cash from
      operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .       1,693,487         1,048,692         511,156
   Provision for losses . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,000           148,014       1,428,663
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         405,064          (358,139)         (6,280)
   Equity income from investments . . . . . . . . . . . . . . . . . . . . . . .      (3,443,807)       (3,358,871)     (1,126,808)
   Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .         363,002           363,002          94,152
   Changes in operating assets and liabilities:
       Cash and investments segregated in compliance with
          Federal regulations . . . . . . . . . . . . . . . . . . . . . . . . .    (144,095,424)      (51,977,699)    (23,689,423)
       Receivable from brokers, dealers and clearing organizations  . . . . . .      (2,726,778)       (5,080,870)      1,792,810
       Receivable from customers and correspondents . . . . . . . . . . . . . .    (159,391,092)      (36,035,750)    (31,988,712)
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,132,072)         (658,027)     (2,551,644)
       Payable to brokers, dealers and clearing organizations . . . . . . . . .         211,520        (1,664,200)         98,981
       Payable to customers and correspondents  . . . . . . . . . . . . . . . .     309,336,470       105,080,587      53,323,772
       Accounts payable and accrued liabilities . . . . . . . . . . . . . . . .      12,031,923         1,999,534       2,113,250
       Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .       2,623,568           244,342         376,563
                                                                                   ------------       -----------     -----------
          Net cash provided by operating activities . . . . . . . . . . . . . .      23,757,010        20,908,960       7,407,627
                                                                                   ------------       -----------     -----------

Cash Flows From Investing Activities:
   Acquisition of subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . .             -            (188,953)     (7,582,337)
   Purchase of furniture, equipment and leasehold improvements  . . . . . . . .      (6,657,232)       (1,811,738)     (2,609,544)
   Proceeds from sale of furniture, equipment and leasehold improvements  . . .             -             707,614             -
   Purchase of equity and other investments . . . . . . . . . . . . . . . . . .        (659,613)       (6,272,361)     (4,687,650)
   Distributions received from equity investments . . . . . . . . . . . . . . .       3,663,231         2,902,004         189,744
   Proceeds from sale of partnership interest . . . . . . . . . . . . . . . . .             -                 -           600,000
                                                                                   ------------       -----------     -----------
          Net cash used in investing activities . . . . . . . . . . . . . . . .      (3,653,614)       (4,663,434)    (14,089,787)
                                                                                   ------------       -----------     -----------

Cash Flows From Financing Activities:
   Issuance of Class A common stock . . . . . . . . . . . . . . . . . . . . . .          33,750               -               -
   Proceeds from initial public offering, net of offering costs . . . . . . . .      22,471,131               -               -
   Proceeds from notes payable to bank  . . . . . . . . . . . . . . . . . . . .             -                 -         7,900,000
   Principal payments on notes payable to bank  . . . . . . . . . . . . . . . .      (4,853,000)       (2,244,000)       (803,000)
                                                                                   ------------       -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . . . .      17,651,881        (2,244,000)      7,097,000
                                                                                   ------------       -----------     -----------

Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .      37,755,277        14,001,527         414,840
Cash and Cash Equivalents at Beginning of Year  . . . . . . . . . . . . . . . .      15,767,170         1,765,643       1,350,803
                                                                                   ------------       -----------     -----------
Cash and Cash Equivalents at End of Year  . . . . . . . . . . . . . . . . . . .     $53,522,447       $15,767,170      $1,765,643
                                                                                   ============       ===========     ===========
Supplemental Cash Flow Information:
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $17,623,539       $11,025,779      $7,490,422
                                                                                   ============       ===========     ===========
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $4,525,078        $7,342,359      $3,587,169
                                                                                   ============       ===========     ===========

Noncash Financing Activities:
   Retirement of treasury stock . . . . . . . . . . . . . . . . . . . . . . . .    $        -          $1,437,399     $       -
                                                                                   ============       ===========     ===========


See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29,
1995

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of AmeriTrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company"), AmeriTrade Clearing, Inc. (AmeriTrade Clearing), Accutrade, Inc. (Accutrade), Ceres Securities, Inc. (Ceres), K. Aufhauser & Company, Inc. (Aufhauser), All American Brokers, Inc. (All American), and OnMoney Financial Services Corporation (OnMoney). All significant intercompany balances and transactions have been eliminated.

     On September 27, 1996, the Company's Board of Directors approved a resolution to reincorporate in the State of Delaware and change its name from TransTerra Co. to AmeriTrade Holding Corporation. The reincorporation was accomplished by exchanging each share of Class A and Class B Common Stock of TransTerra Co. for thirty shares of Class A and Class B Common Stock, respectively of AmeriTrade Holding Corporation. In addition, on January 23, 1997, the Company effected an eight-for-five stock split in the form of a stock dividend. All share data and per share amounts have been restated to reflect the exchange and stock split.

     Subsequent to year end, Ceres changed its name to Ameritrade, (Inc.) and certain operations from Aufhauser and All American were merged into Ameritrade, (Inc.).

     NATURE OF OPERATIONS - AmeriTrade Clearing is a broker-dealer that provides trade execution and clearing services to correspondent broker-dealers. AmeriTrade Clearing is required to abide by all applicable rules and regulations of the Securities and Exchange Commission, the Chicago Stock Exchange, Inc. and the National Association of Securities Dealers. Accutrade, Ceres, Aufhauser and All American, are broker-dealers that provide discount securities brokerage and related financial services. Ceres brokerage operations commenced in October 1994. Each of these brokerage companies clears its securities transactions through AmeriTrade Clearing. OnMoney is a development stage entity involved in online commerce.

     The Company reports on a fifty-two/fifty-three week year. The fiscal years ended 1997, 1996, and 1995 were each fifty-two week years.

     CAPITAL STOCK - The authorized capital stock of the Company consists of Class A Common Stock, Class B Common Stock and preferred stock. Each share of Class A and Class B Common Stock is entitled to one vote on all matters, except that the Class B Common Stock is entitled to elect a majority of the directors of the Company and the Class A Common Stock is entitled to elect the remainder of the directors. Each class of common stock is equally entitled to dividends if, as and when declared by the board of directors. Shares of Class A Common Stock are not convertible, while each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the Class B holder or upon the occurrence of certain events. Class A and Class B Common Stock have equal participation rights in the event of a liquidation of the Company.

     Voting, dividend, conversion and liquidation rights of the preferred stock would be established by the board of directors upon issuance of such preferred stock.

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     SECURITIES TRANSACTIONS - Securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after trade date. Revenues and expenses related to securities transactions are also recorded on settlement date, which is not materially different than trade date.

     DEPRECIATION AND AMORTIZATION - Depreciation is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

     Goodwill is amortized on a straight-line basis generally over a twenty year period. Accumulated amortization at September 26, 1997 and September 27, 1996 was $880,024 and $517,022, respectively. The Company reviews its intangible assets for impairment periodically or whenever events or change in circumstances indicate that the carrying amount of such asset may not be recoverable.

     EARNINGS PER SHARE - Per share data is determined based on the weighted average number of common shares outstanding each year.

     INCOME TAXES - The Company files a consolidated income tax return with its subsidiaries on a calendar year basis. Income taxes are allocated to the subsidiaries based upon their respective net income (loss). Deferred income taxes are provided for temporary differences between financial statement and taxable income. The principal temporary differences arise from depreciation, bad debts, prepaid expenses, and certain accrued liabilities. Deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     CASH AND CASH EQUIVALENTS - The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents.

     SEGREGATED CASH AND INVESTMENTS - Cash and investments, consisting primarily of US Treasury Bills and repurchase agreements, at AmeriTrade Clearing of $319,763,921 and $175,668,497 in 1997 and 1996, respectively, have been segregated in a special reserve bank account for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company considers the amounts presented for financial instruments on the consolidated balance
     sheets to be reasonable estimates of fair value.   The estimated fair value
     amounts have been determined by the Company using available market information and appropriate valuation methodologies.

     INVESTMENTS - Investments in other companies and partnerships are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee's operating and financial policies or when the investment is a corporate joint venture.
     All material intercompany balances and transactions are eliminated in consolidation.

     ADVERTISING AND PROMOTIONAL EXPENSE - The Company generally expenses all advertising and promotional costs.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1996, Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued. This statement applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing costs it controls and the liabilities it has incurred, de-recognizes assets when control has been surrendered, and de-recognizes liabilities when extinguished. The statement, as amended, is applicable to transactions occurring after December 31, 1997 for securities lending and similar transactions. The Company has not determined the impact this statement may have on the consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This statement is effective for fiscal years beginning after December 15,

     1997. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). This statement requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. These statements will not have a material impact on the Company's consolidated financial statements, as they are of a disclosure nature only.

     RECLASSIFICATIONS - Certain items in prior years' consolidated financial statements have been reclassified to conform to the fiscal 1997 presentation.


2.   RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING
     ORGANIZATIONS

     Amounts receivable from and payable to brokers, dealers and clearing organizations are comprised of the following:

                                                     SEPTEMBER 26,   SEPTEMBER 27,
                                                         1997            1996
                                                     ------------    ------------
      Receivable:
         Securities borrowed . . . . . . . . . . . .  $15,072,400     $10,975,805
         Securities failed to deliver  . . . . . . .    2,751,240       3,903,960
         Clearing organizations  . . . . . . . . . .          -           217,097
                                                      -----------     -----------
              Total  . . . . . . . . . . . . . . . .  $17,823,640     $15,096,862
                                                      ===========     ===========

      Payable:
         Securities failed to receive  . . . . . . .   $1,005,984      $1,187,726
         Clearing organizations  . . . . . . . . . .      399,015           5,753
                                                      -----------     -----------
              Total  . . . . . . . . . . . . . . . .   $1,404,999      $1,193,479
                                                      ===========     ===========


3.   INVESTMENTS

     EQUITY INVESTMENTS

     ROUNDTABLE PARTNERS, L.L.C. (ROUNDTABLE) - As of September 26, 1997 and September 27, 1996, the Company owned a 9.9 percent and 12.1 percent, respectively, interest in Roundtable, a limited liability company formed to hold equity interests in securities trading and market making companies. This investment is accounted for using the equity method. As of September 26, 1997 and September 27, 1996, $2,184,764 and $1,654,292, respectively, of the Company's retained earnings represent undistributed earnings of Roundtable.

     The Company has executed a portion of its securities transactions through subsidiaries of Roundtable since March, 1995.

     COMPREHENSIVE SOFTWARE SYSTEMS, LTD. (CSS) - As of September 26, 1997 and September 27, 1996, the Company owned a 14.3 percent and 12.7 percent, respectively, limited partnership interest in CSS, a joint venture formed for the purpose of developing software for securities broker-dealers, banks and other financial institutions. This investment is accounted for using the equity method.

     SUMMARIZED FINANCIAL INFORMATION - The following summarized unaudited financial information represents an aggregation of financial information of Roundtable and CSS:

                                                  AS OF           AS OF
                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                  1997            1996
                                              ------------     ------------
      Balance Sheet Data:
         Current assets  . . . . . . . . . .  $108,458,527     $71,387,992
         Noncurrent assets . . . . . . . . .    22,356,636      21,025,326
         Current liabilities . . . . . . . .    43,754,491      30,547,586
         Noncurrent liabilities  . . . . . .    12,036,615       1,570,029

                                               NINE MONTHS
                                                  ENDED        YEAR ENDED     YEAR ENDED
                                              SEPTEMBER 30,    DECEMBER 31    DECEMBER 31,
                                                  1997            1996           1995
                                              ------------     -----------    -----------
         Earnings Data:
            Total revenues . . . . . . . . .  $108,536,928    $115,347,509    $44,098,654
            Net earnings . . . . . . . . . .    34,455,913      34,239,889      9,679,293


     OTHER INVESTMENT

     TELESCAN, INC. (TELESCAN) - As of September 26, 1997 and September 27, 1996, the Company owned approximately 7.2 percent of the outstanding common stock of Telescan, a publicly traded software/online services company. The investment in the common stock of Telescan is classified as an available for sale security in 1997. As of September 27, 1996, the Company's investment in Telescan was subject to restrictions of Rule 144 under the Securities Act of 1933 and this investment was accounted for using the cost method, which approximated fair value.


4.   NOTES PAYABLE TO BANK

     The Company has the following notes payable under a bank loan agreement:

                                                       1997           1996
                                                    ----------     ----------
      Term note . . . . . . . . . . . .             $      -         $478,000
      Term note B . . . . . . . . . . .                    -        4,375,000
                                                    ----------     ----------
      Total . . . . . . . . . . . . . .             $      -       $4,853,000
                                                    ==========     ==========


      The notes were paid in March, 1997. In addition, a revolving note providing for borrowings up to $4,000,000 was canceled in April, 1997.

5.   INCOME TAXES

      Provision for income taxes is comprised of the following for fiscal years ended:

                                         1997             1996             1995
                                      ----------       ----------       ----------
      Current expense:
         Federal . . . . . . . . . .  $7,150,775       $7,132,387       $3,680,161
         State . . . . . . . . . . .      47,125          485,000          125,000
                                      ----------       ----------       ----------
                                       7,197,900        7,617,387        3,805,161

      Deferred expense (benefit):
         Federal . . . . . . . . . .     344,066         (306,777)          (5,652)
         State . . . . . . . . . . .      60,998          (51,362)            (628)
                                      ----------       ----------       ----------
                                         405,064         (358,139)          (6,280)
                                      ----------       ----------       ----------
      Provision for income taxes . .  $7,602,964       $7,259,248       $3,798,881
                                      ==========       ==========       ==========


     A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                             1997        1996      1995
                                                            ------      ------    ------
      Federal statutory rate . . . . . . . . . . . . .         35%         35%       34%
      State taxes, net of federal tax effect . . . . .        3.57        4.29      3.72
      Amortization of goodwill . . . . . . . . . . . .        0.59        0.75      0.28
      State credits  . . . . . . . . . . . . . . . . .       (3.72)      (2.87)    (2.96)
      Other  . . . . . . . . . . . . . . . . . . . . .        0.05        1.95      0.04
                                                            ------      ------    ------
                                                            35.49%      39.41%    35.08%
                                                            ======      ======    ======


     Deferred tax assets (liabilities) are comprised of the following:

                                                        1997            1996
                                                     ----------       ---------
      Depreciation and amortization, net . . . .      ($181,323)      ($144,841)
      Prepaid expenses . . . . . . . . . . . . .     (1,107,460)       (261,460)
                                                     ----------       ---------
                                                     (1,288,783)       (406,301)
      Accrued liabilities  . . . . . . . . . . .      1,328,097         850,679
                                                     ----------       ---------
      Net deferred tax assets  . . . . . . . . .        $39,314        $444,378
                                                     ==========       =========


6.   NET CAPITAL

     The Company's subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

     The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $26,121,959 and $13,870,801 as of September 26, 1997
     and September 27, 1996, respectively, which exceeded aggregate minimum net capital requirements by $18,058,972 and $9,397,960, respectively. Subsidiary net capital in the amount of $8,062,987 and $4,472,841 as of September 26, 1997 and September 27, 1996, respectively, is not available for transfer to the Company.

7.   EMPLOYEE BENEFIT PLANS

     The Company has a profit-sharing plan under which the annual contribution is determined at the discretion of the Board of Directors. Profit sharing expense was $595,222, $388,800 and $261,143 for the fiscal years ended 1997, 1996 and 1995, respectively.

     The Company has a 401(k) plan covering all eligible employees. The plan provides for matching contributions at the discretion of the Board of Directors. Contribution expense under this plan was $-0-, $9,093, and $26,043 for the fiscal years ended 1997, 1996, and 1995, respectively.

     The Company has an executive bonus plan which allows designated executive participants the opportunity to earn bonus awards with current and deferred components. The value of each component is based on the annual increase (if any) in the book value per share of the common stock. Executive bonus plan expense was $2,170,000, $1,710,000 and $1,105,000 for the fiscal years ended 1997, 1996 and 1995, respectively.

     In February 1997, the Company adopted a long-term incentive plan and a directors plan. The long-term incentive plan authorizes the award of options to purchase Class A Common Stock, Class A Common Stock appreciation rights, shares of Class A Common Stock and performance units, while the directors plan authorizes the award of options to purchase Class A Common Stock and shares of Class A Common Stock. The number of shares that may be awarded under the long-term incentive plan and the directors plan may not exceed 800,000 shares and 80,000 shares, respectively. During fiscal 1997, 4,000 shares of restricted Class A Common Stock and options to purchase 8,000 shares of Class A Common Stock were awarded to non-employee directors under the directors plan.


8.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS - The Company and its subsidiaries have various noncancelable leases on facilities and certain computer and office equipment requiring annual payments as follows:

      FISCAL YEAR ENDING                                  AMOUNT
      --------------------------------------------     -----------
      1998 . . . . . . . . . . . . . . . . . . . .      $3,799,544
      1999 . . . . . . . . . . . . . . . . . . . .       3,340,530
      2000 . . . . . . . . . . . . . . . . . . . .       2,138,740
      2001 . . . . . . . . . . . . . . . . . . . .       1,518,010
      2002 . . . . . . . . . . . . . . . . . . . .       1,288,000
      Thereafter (to December 31, 2017)  . . . . .      19,642,000
                                                       -----------
      Total  . . . . . . . . . . . . . . . . . . .     $31,726,824
                                                       ===========


     The Company and certain of its subsidiaries lease their office facilities from the Chief Executive Officer of the Company and his wife. The lease expires on December 31, 2017, and provides for annual rentals of $1,288,000. Additionally, the Company and its subsidiaries lease certain computer equipment, office equipment, and office facilities under various operating leases. Rental expense was $3,155,550, $1,581,171 and $866,983 for fiscal years ended 1997, 1996 and 1995, respectively.

     LETTER OF CREDIT - A letter of credit in the amount of $35 million as of September 26, 1997, has been issued on behalf of AmeriTrade Clearing by a financial institution. The letter of credit, which is for the benefit of a securities clearinghouse, has been issued to support margin requirements. AmeriTrade Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. In addition, the same financial institution may make loans to AmeriTrade Clearing if requested under a note. AmeriTrade Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letter of credit and the note. As of September 26, 1997, no amounts were outstanding under the note.

     LEGAL - In July 1994, a civil complaint was filed by an Ohio county in U.S. District Court against Accutrade and AmeriTrade Clearing seeking to recover approximately $6.5 million of alleged trading losses, plus interest. The complaint alleged the treasurer of the county unlawfully invested county funds through a relative, who allegedly fraudulently caused certain county funds to be wire transferred from the county to Accutrade and AmeriTrade Clearing into an account owned by that relative. It was further alleged that the funds were improperly invested in common stock and options resulting in the trading losses. A customer account in the name of the county was never maintained at Accutrade or AmeriTrade Clearing. In December 1994, this complaint was settled with an out of court payment of $1.5 million to the Ohio county.

     The Company and its operating units are parties to a number of legal matters arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially affect the Company's results of operations or its financial position.

     GENERAL CONTINGENCIES - In the general course of business, there are various contingencies which are not reflected in the consolidated financial statements. These include AmeriTrade Clearing's customer activities involving the execution, settlement and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the customers are unable to fulfill their contracted obligations.

     AmeriTrade Clearing's customer securities activities are transacted on either a cash or margin basis. In margin transactions, AmeriTrade Clearing extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. In connection with these activities, AmeriTrade Clearing executes and clears customer transactions involving the sale of securities not yet purchased ("short sales") substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose AmeriTrade Clearing to off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, AmeriTrade Clearing may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

     AmeriTrade Clearing seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. AmeriTrade Clearing monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary.

     AmeriTrade Clearing borrows securities both to cover short sales and to complete customer transactions in the event that a customer fails to deliver securities by the required date. Such borrowings are collateralized by depositing cash or pledging securities with lending institutions and are "marked to market" on a daily basis. Failure to maintain levels of cash deposits or pledged securities at all times at least equal to the value of the related securities can subject AmeriTrade Clearing to risk of loss. AmeriTrade Clearing seeks to control the risk of loss by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary.


9.   ACQUISITIONS

     AUFHAUSER - On July 10, 1995, the Company acquired the net assets of K. Aufhauser & Company, Inc. for $7,582,337 in cash. $7,000,000 of the purchase price has been allocated to goodwill, which is being amortized over a twenty year period. The acquisition was accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations from the date of acquisition.

     ALL AMERICAN - On October 25, 1995, the Company acquired the net assets of All American Brokers, Inc. for $188,953 in cash. $127,000 of the purchase price has been allocated to goodwill, which is being amortized over a twenty year period. The acquisition was accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations from the date of acquisition.

     The pro forma effects of these acquisitions on the Company's consolidated financial statements as if they had occurred at the beginning of fiscal years are not material.

10.  INITIAL PUBLIC OFFERING OF COMMON STOCK

     The Company sold 1,700,000 shares of its common stock in an initial public offering at a price of $15 per share on March 4, 1997. The proceeds from the public offering were $22,471,131 after deducting underwriting discounts, commissions, and offering costs. The Company used net proceeds of $5,435,188 to repay borrowings under its bank loan agreement and $6,000,000 to increase the net capital of AmeriTrade Clearing. The remainder of the net proceeds were used for marketing activities, the development and acquisition of new forms of technology, and other general corporate purposes.


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 1997
                                                             ----------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             -------    -------    -------    -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $19,042    $22,641    $24,904    $29,080
Interest expense . . . . . . . . . . . . . . . . . . . . .     3,690      4,197      4,959      5,583
                                                             -------    -------    -------    -------
      Net revenues . . . . . . . . . . . . . . . . . . . .    15,352     18,444     19,945     23,497
Total expenses excluding interest  . . . . . . . . . . . .    15,416     13,036     12,805     14,556
                                                             -------    -------    -------    -------
Income (loss) before provision for income taxes  . . . . .       (64)     5,408      7,140      8,941

Net income (loss)  . . . . . . . . . . . . . . . . . . . .      ($75)    $3,469     $4,587     $5,841
                                                             =======    =======    =======    =======
Earnings (loss) per share  . . . . . . . . . . . . . . . .    ($0.01)     $0.26      $0.32      $0.40
                                                             =======    =======    =======    =======

Stock price data
   High                                                         n/a     $21.250    $17.750    $26.313
   Low                                                          n/a     $16.750    $12.125    $15.063
   Close                                                        n/a     $17.250    $15.938    $25.750
                                                           FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1996
                                                             ----------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             -------    -------    -------    -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . $14,814    $16,586    $18,641    $15,337
Interest expense   . . . . . . . . . . . . . . . . . . . . .   2,765      2,603      2,814      2,857
                                                             -------    -------    -------    -------
      Net revenues . . . . . . . . . . . . . . . . . . . . .  12,049     13,983     15,827     12,480
Total expenses excluding interest  . . . . . . . . . . . . .   7,580      8,498     10,525      9,318
                                                             -------    -------    -------    -------
Income before provision for income taxes . . . . . . . . . .   4,469      5,485      5,302      3,162

Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $2,612     $3,198     $3,091     $2,257
                                                             =======    =======    =======    =======

Earnings per share . . . . . . . . . . . . . . . . . . . . .   $0.20      $0.25      $0.24      $0.18
                                                             =======    =======    =======    =======

Stock price data
   High                                                         n/a        n/a        n/a        n/a
   Low                                                          n/a        n/a        n/a        n/a
   Close                                                        n/a        n/a        n/a        n/a

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 26, 1997 (the "Proxy Statement"). Information about Executive Officers is shown on pages 6 and 7 of this filing.


ITEM 11.     EXECUTIVE COMPENSATION

The information relating to executive compensation required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:
         The following financial statements of the Company are included in this filing and shown on pages 14-19:

Financial Statement                                                          Page in this filing
-------------------                                                          -------------------
Report of Independent Auditors                                                       15
Consolidated Balance Sheets as of September 26, 1997 and September 27, 1996          16
Consolidated Statements of Income for the years ended September 26, 1997,
  September 27, 1996, and September 29, 1995                                         17
Consolidated Statements of Stockholders' Equity for the years ended
  September 26, 1997,  September 27, 1996, and September 29, 1995                    18
Consolidated Statements of Cash Flows for the years ended September 26,
  1997, September 27, 1996, and September 29, 1995                                   19
Notes to Consolidated Financial Statements                                           20


(a)  (2) Financial Data Schedules:
         None


Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the financial statements or notes.

(a)  (3) Exhibits:
     3.1        Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

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


    10.1        Agreement of Limited Partnership, dated as of February 4, 1993, of
                Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.2        Amended and Restated Limited Liability Company Agreement, dated as of
                March 6, 1995, of Roundtable Partners (incorporated by reference to Exhibit
                10.2 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.3        Amendment to Agreement of Limited Partnership, dated as of September
                1993, of Comprehensive Software Systems Ltd. (incorporated by reference to
                Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration
                No. 333-17495) filed on February 7, 1997)

    10.4        Second Amendment to Agreement of Limited Partnership, dated as of
                December 1994, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1
                (Registration No. 333-17495) filed on February 7, 1997)

    10.5        Third Amendment to Agreement of Limited Partnership, dated as of
                December 31, 1995, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1
                (Registration No. 333-17495) filed on February 7, 1997)

    10.6        Broker Loan Pledge and Security Agreement, dated as of October 24,
                1989, made by AmeriTrade, Inc. in favor of the First National Bank of Chicago
                (incorporated by reference to Exhibit 10.18 of the Company's Registration
                Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

    10.7        Master Broker Loan Note, dated as of October 24, 1989, made by
                AmeriTrade, Inc. in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form
                S-1 (Registration No. 333-17495) filed on February 7, 1997)

    10.8        Lease, dated as of July 14, 1993, between John Joe and Marlene M.
                Ricketts and TransTerra Co. (incorporated by reference to Exhibit 10.20 of the
                Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

    10.9        Amendment to Lease, dated as of September 27, 1996, between John Joe and Marlene M. Ricketts and TransTerra Co. (incorporated by reference to
                Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration
                No. 333-17495) filed on February 7, 1997)

    10.10       Lease, dated as of October 5, 1995, between A.C. Nielsen Company and
                TransTerra Co. (incorporated by reference to Exhibit 10.22 of the Company's
                Registration Statement on Form S-1 (Registration No. 333- 17495) filed on
                February 7, 1997)

    10.11       First Amendment to Lease, dated as of August 23, 1996, between A.C.
                Nielsen Company and TransTerra Co. (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.12       Second Amendment to Lease, dated as of October 5, 1997, between A.C.
                Nielsen Company and AmeriTrade Holding Corporation

    10.13       Lease, dated as of March 10, 1996, between New York Executive Office
                Network and K. Aufhauser & Company, Inc. (incorporated by reference to Exhibit
                10.24 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.14       Lease, dated as of June 20, 1996, between Christ Community Church and TransTerra Co. (incorporated by reference to Exhibit 10.25 of the Company's
                Registration Statement on Form S-1 (Registration No. 333- 17495) filed on
                February 7, 1997)

    10.15       Employment Contract, dated as of December 3, 1996, between J. Joe
                Ricketts and Ameritrade Holding Corporation (incorporated by reference to
                Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration
                No. 333-17495) filed on February 7, 1997)

    10.16       Employment Contract, dated as of December 3, 1996, between Joseph A.
                Konen and Ameritrade Holding Corporation (incorporated by reference to Exhibit
                10.27 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.17       Employment Contract, dated as of December 3, 1996, between Robert T.
                Slezak and Ameritrade Holding Corporation (incorporated by reference to Exhibit
                10.28 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.18       Form of Executive Bonus Plan (incorporated by reference to Exhibit
                10.29 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.19       1996 Long-Term Incentive Plan (incorporated by reference to Exhibit
                10.30 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.20       1996 Directors Incentive Plan (incorporated by reference to Exhibit
                10.31 of the Company's Registration Statement on Form S-1 (Registration No.
                333-17495) filed on February 7, 1997)

    10.21       Loan Agreement, dated as of November 11, 1997

    21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1
                (Registration No. 333-17495) filed on February 7, 1997)

    24.1 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Gene L. Finn

    24.2 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Thomas Y. Hartley

    24.3 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Charles L. Marinaccio

    24.4 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Mark L. Mitchell

    24.5 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of John W. Ward

    27.1        Financial Data Schedule

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on the 22nd day of December, 1997.


AmeriTrade Holding Corporation


By: /s/ J. Joe Ricketts
    -------------------
J. Joe Ricketts
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)


By: /s/ Robert T. Slezak
    --------------------
Robert T. Slezak
Vice President, Chief Financial Officer, Treasurer, and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of December, 1997.



/s/ J. Joe Ricketts                               /s/ Thomas Y. Hartley  (1)
-------------------                               --------------------------
J. Joe Ricketts                                   Thomas Y. Hartley
Chairman, Chief Executive Officer, and Director   Director


/s/ Joseph A. Konen                               /s/ Charles L. Marinaccio  (1)
-------------------                               ------------------------------
Joseph A. Konen                                   Charles L. Marinaccio
President, Chief Operating Officer, and Director  Director


/s/ Robert T. Slezak                              /s/ Mark L. Mitchell  (1)
--------------------                              -------------------------
Robert T. Slezak                                  Mark L. Mitchell
Vice President, Chief Financial Officer,          Director
Treasurer, and Director


/s/ Gene L. Finn  (1)                             /s/ John W. Ward  (1)
---------------------                             ---------------------
Gene L. Finn                                      John W. Ward
Director                                          Director


                                                  -------------------
                                                  David W. Garrison
                                                  Director

(1)  By:  /s/ Robert T. Slezak
          --------------------
          Robert T. Slezak, Attorney-In-Fact