Form 10-Q
period 1997-12-31
AMERITRADE HOLDING CORP
filed 1998-02-13
CIK 1027401

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

                                   FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1997

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 from the transition period from ___________ to ___________

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


                    4211 SOUTH 102ND STREET, OMAHA, NEBRASKA
                                     68127
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (402) 331-7856
              (Registrant's telephone number, including area code)
                              ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                               Yes  (X)       No

     As of February 10, 1998 there were 14,517,616 outstanding shares of the registrant's common stock consisting of 13,153,216 outstanding shares of Class A Common Stock and 1,364,400 outstanding shares of Class B Common Stock.

                         AMERITRADE HOLDING CORPORATION

                                     INDEX



                                                                                   Page No.
                                                                                   --------
                        PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets............................................     3
         Consolidated Statements of Operations..................................     4
         Consolidated Statements of Cash Flows..................................     5
         Notes to Consolidated Financial Statements.............................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................     7


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............     9

                               PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         (a) Exhibits ..........................................................    10
         (b) Reports on Form 8-K ...............................................    11

         Signatures ............................................................    12

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,     September 26,
                                                                                        1997              1997
                                                                                    --------------  ---------------
                                                                                    (Unaudited)
ASSETS
  Cash and Cash Equivalents                                                          $ 14,897,840      $ 53,522,447
  Cash and Investments Segregated in Compliance with Federal Regulations              308,972,790       319,763,921
  Receivable from Brokers, Dealers, and Clearing Organizations                         23,584,633        17,823,640
  Receivable from Customers and Correspondents - Net of allowance
    for doubtful accounts:  Dec. 31 1997 - $277,279; Sept. 26, 1997 - $249,949        433,940,746       325,407,147
  Income Taxes Receivable                                                               2,545,645                 -
  Furniture, Equipment and Leasehold Improvements - Net of accumulated depreciation and amortization:  Dec. 31, 1997 - $4,281,424; Sept. 26, 1997
    - $3,732,790                                                                       10,524,748         8,709,923
  Goodwill - net of accumulated amortization                                            6,249,030         6,346,763
  Equity Investments                                                                    8,472,147         7,597,972
  Other Investment                                                                      2,220,049         5,000,000
  Deferred Income Taxes                                                                   392,077            39,314
  Other Assets                                                                         17,912,295        13,145,616
                                                                                     ------------      ------------
      Total assets                                                                   $829,712,000      $757,356,743
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Payable to Brokers, Dealers and Clearing Organizations                           $  2,800,701        $1,404,999
    Payable to Customers and Correspondents                                           750,487,133       666,279,440
    Accounts Payable and Accrued Liabilities                                           17,733,634        19,252,931
    Notes Payable                                                                       3,000,000                 -
    Income Taxes Payable                                                                        -         3,430,279
                                                                                     ------------      ------------
      Total liabilities                                                               774,021,468       690,367,649

  Commitments and Contingencies

  Stockholders' Equity:
    Preferred stock, $1 par value; authorized 3,000,000 shares, none issued                     -                 -
    Common stock, $0.01 par value:
      Class A - 25,000,000 shares authorized; 13,153,423 shares outstanding               131,534           131,534
      Class B - 2,000,000 shares authorized; 1,364,400 shares issued
           and outstanding                                                                 13,644            13,644
                                                                                     ------------      ------------
      Total common stock                                                                  145,178           145,178

  Additional paid in capital                                                           23,282,506        23,297,506
  Retained earnings                                                                    32,297,068        43,546,410
  Treasury Stock - at cost (1,180 shares and 0 shares in December and
      September respectively                                                              (34,220)                -
                                                                                     ------------      ------------
      Total stockholders' equity                                                       55,690,532        66,989,094
                                                                                     ------------      ------------
      Total liabilities and stockholders' equity                                     $829,712,000      $757,356,743
                                                                                     ============      ============


                See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                   THREE MONTH PERIOD ENDED
                                           ----------------------------------------
                                           DECEMBER 31, 1997    DECEMBER 31, 1996
                                           ------------------  --------------------
REVENUES
  Commissions and Clearing Fees                 $15,775,074       $10,439,302
  Interest Revenue                               13,109,849         7,007,205
  Equity Income from Investments                  1,323,054           788,249
  Other                                           1,156,689           806,950
                                               ------------       -----------
          Total Revenues                         31,364,666        19,041,706

  Interest Expense                                5,688,973         3,690,010
                                               ------------       -----------
          Net Revenues                           25,675,693        15,351,696

EXPENSES EXCLUDING INTEREST
  Employee Compensation and Benefits              6,764,708         4,142,424
  Commissions and Clearance                         975,588           628,552
  Communications                                  3,124,808         1,222,477
  Occupancy and Equipment Costs                   1,943,683         1,111,870
  Advertising                                    24,941,300         6,630,354
  Other                                           5,421,328         1,680,409
                                               ------------       -----------
      Total Expenses Excluding Interest          43,171,415        15,416,086

      Income Before Provision for
         Income Taxes                           (17,495,722)          (64,390)

      Provision for Income Taxes Benefit         (6,246,380)           10,976
                                               ------------       -----------
NET LOSS                                       $(11,249,342)      $   (75,366)
                                               ============       ===========

Earnings per Common Share                      $      (0.77)      $     (0.01)
                                               ============       ===========
Weighted Average Shares Outstanding              14,517,366        12,813,823

                See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                 Three Month Period Ended
                                                             ---------------------------------------
                                                             December 31, 1997    December 31, 1996
                                                             -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                            $ (11,249,342)     $    (75,366)
 Adjustments to Reconcile Net Income (Loss) to Net Cash from
  Operating Activities:
  Depreciation and Amortization                                     552,229           353,265
  Provision for Losses                                               28,500            12,000
  Deferred Income Taxes                                            (352,763)          260,377
  Equity Income (Loss) from Investments                          (1,323,054)         (788,249)
  Amortization of Goodwill                                           97,733            90,755
  Changes in Operating Assets and Liabilities:
   Cash and Investments Segregated in Compliance with
     Federal Regulations                                         10,791,131       (66,409,917)
   Brokerage Receivables                                       (114,323,092)      (30,085,903)
   Income Taxes Receivable                                       (2,545,645)                -
   Other Assets                                                  (4,766,679)       (3,257,917)
   Brokerage Payables                                            85,603,395        98,546,219
   Accounts Payable and Accrued Liabilities                      (1,519,297)        2,258,594
   Income Taxes Payable                                          (3,430,279)         (806,711)
                                                              -------------      ------------
    Net Cash Provided By (Used In) Operating Activities         (42,437,163)           97,147

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Furniture, Equipment and Leasehold Improvements     (2,367,054)         (220,300)
 Purchase of Equity and Other Investments                          (217,790)          (97,015)
 Distributions Received from Equity Investments                     666,669           373,924
 Proceeds from Sale of Investment                                 2,779,951                 -
                                                                -----------       -----------
    Net Cash Provided By Investing Activities                       861,776            56,609

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                      3,000,000         1,700,000
 Principal Payments on Notes Payable                                      -          (816,000)
 Purchase of Treasury Stock                                        (145,000)                -
 Issuance of Treasury Stock                                          95,780                 -
                                                                -----------       -----------
    Net Cash Provided By Financing Activities                     2,950,780           884,000

                                                                -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents            (38,624,607)        1,037,756

Cash and Cash Equivalents at Beginning of Period                 53,522,447        15,767,170
                                                                -----------       -----------
Cash and Cash Equivalents at End of Period                      $14,897,840       $16,804,926
                                                                ===========       ===========

Supplemental Cash Flow Information:
 Interest Paid                                                  $ 5,355,695        $3,296,668
 Income Taxes Paid                                              $    10,223        $1,210,976



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

   These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 26, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 25, 1998.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standard No. 125 - In June 1996, SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. This statement applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing costs it controls and the liabilities it has incurred, de-recognizes assets when control has been surrendered, and de-recognizes liabilities when extinguished. The statement, as amended, is applicable to transactions occurring after January 1, 1998 for securities lending and similar transactions.

3. NET CAPITAL

   The Company's subsidiaries are subject to the Net Capital Rule under the Securities Exchange Act of 1934 and are required to maintain a minimum net capital. Net capital and the related net capital requirement may fluctuate on a daily basis.

   The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $28,489,335 as of December 31, 1997, which exceeded aggregate minimum net capital requirements by $18,735,265. Subsidiary net capital in the amount of $9,754,070 as of December 31, 1997 is not available for transfer to the Company.

4. NOTES PAYABLE

   The Company has also entered into a loan agreement dated as of November 11, 1997 with a bank. Pursuant to this loan agreement, the Company may borrow up to $10 million on a revolving basis until January 31, 1998. Borrowings under the revolving loan agreement will bear interest at the rate designated by the bank as its National Base Rate less 0.5 percent and are unsecured. This loan agreement was terminated on January 16, 1998. The $3 million note receivable was borrowed under this loan agreement.

   The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to a $35 million maturity on December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all tangible and intangible assets of the Parent Company. Borrowings under the revolving credit agreement will bear interest at Prime Rate less 0.75 percent. The Company will pay a maintenance fee of 0.25 percent of the unused borrowings through the maturity date.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 26, 1997. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

NET REVENUES. Commissions and clearing fees increased 52 percent to $15.8 million in the first quarter of fiscal 1998 from $10.4 million in the first quarter of fiscal 1997. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 134 percent to 10,619 in the first quarter of fiscal 1998 from 4,542 in the first quarter of fiscal 1997. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company during the first three months of fiscal 1998. The increase in transactions processed was partially offset by a decrease in average commissions and clearing fees per trade of 34 percent to $23 in the first quarter of fiscal 1998 from $35 in the first quarter of fiscal 1997, primarily as a result of an increased proportion of trades generated by the Company's Ameritrade (Inc.) subsidiary which has a lower average commission than any of the Company's other units.

Net interest revenue (interest revenue less interest expense) increased 124 percent to $7.4 million in the first quarter of fiscal 1998 from $3.3 million in the first quarter of fiscal 1997. This increase was due primarily to an increase of 28 percent in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 117 percent in average customer and correspondent broker-dealer receivables and an increase of 65 percent in amounts payable to customers and correspondent broker-dealers in the first quarter of fiscal 1998 from the first quarter of fiscal 1997.

Equity income from the Company's investments increased 63 percent to $1.3 million in the first quarter of fiscal 1998 from $0.8 million in the first quarter of fiscal 1997. This increase was due to increased net income generated by the Company's investment in Roundtable Partners, L.L.C.

Other revenues increased 50 percent to $1.2 million in the first quarter of fiscal 1998 from $0.8 million in the first quarter fiscal 1997 due primarily to an increase in marketing and service fees.


EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 66 percent to $6.8 million in the first quarter of fiscal 1998 from $4.1 million in the first quarter of fiscal 1997, due primarily to a corresponding increase in full-time employees during the same period.

Commissions and clearance costs increased 67 percent to $1.0 million in the first quarter of fiscal 1998 from $0.6 million in the first quarter of fiscal 1997, due primarily to the increase in transaction processing volume.

Communications expense increased 158 percent to $3.1 million in the first quarter of fiscal 1998 from $1.2 million in the first quarter of fiscal 1997, primarily as a result of the increase in transaction processing volume and as a result of postage costs associated with the Company's aggressive advertising campaign.

Occupancy and equipment costs increased 73 percent to $1.9 million in the first quarter of fiscal 1998 from $1.1 million in the first quarter of fiscal 1997. The increase was due primarily to the lease of equipment to accommodate the employment growth during the quarter as well as the lease of over 35,000 square feet of additional office space at the Company's headquarters.

Advertising expenses increased 277 percent to $24.9 million in the first quarter of fiscal 1998 from $6.6 million in the first quarter of fiscal 1997 as the Company made a planned major advertising and promotional effort to increase its customer base. The advertising campaign resulted in 51,000 new customer accounts in the first quarter of fiscal 1998 as compared to 15,000 accounts added in the first quarter of fiscal 1997.

Other operating expenses increased 218 percent to $5.4 million in the first quarter of fiscal 1998 from $1.7 million in the first quarter of fiscal 1997, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume, as well as professional and consulting fees related to technology development and related to advertising and public relations.

Income tax expense decreased to a $6.2 million credit in the first quarter of fiscal 1998 from an $11,000 expense in the first quarter of fiscal 1997 consistent with the pretax loss in 1998.


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


OPERATING CASH FLOW

The Company used $42.4 million of cash in operations in the first three months of fiscal 1998, compared to cash provided by operations of $0.1 million in the first three months of fiscal 1997. The decrease in the first quarter of fiscal 1998 was attributable to the substantially increased advertising expenditures during the period.

Cash provided by investing activities was $0.9 million in the first three months of fiscal 1998, compared to $0.1 million in the first three months of fiscal 1997. The increased cash generated in the first quarter of fiscal 1998 was primarily a result of the proceeds from the sale of a portion of the Company's investment in Telescan, Inc. during the period.

Cash provided by financing activities was $3.0 million in the first three months of fiscal 1998, compared to $0.9 million in the first three months of fiscal 1997. The increase in fiscal 1998 was attributable to the proceeds from the note payable to bank.


BANK LOAN AGREEMENTS

The Company entered into a loan agreement with a bank dated as of December 22, 1994 (as amended, the ''Bank Loan Agreement''). Pursuant to the Bank Loan Agreement, the Company borrowed a term loan of $1.9 million payable in monthly installments of principal of $79,000 beginning January 31, 1995 until January 31, 1997, and a term loan of $6.0 million payable in monthly installments of principal of $125,000 beginning August 31, 1995 until July 31, 1999. The loan was repaid in its entirety in March 1997 with proceeds from the Company's initial public offering.

The Company has also entered into a loan agreement dated as of November 11, 1997 with a bank. Pursuant to this loan agreement, the Company may borrow up to $10 million on a revolving basis until January 31, 1998. Borrowings under the revolving loan agreement will bear interest at the rate designated by the bank as its National Base Rate less 0.5 percent and are unsecured. This loan agreement was terminated on January 16, 1998 when the new loan agreement was put into place. The $3 million note receivable at December 31, 1997 was borrowed under this loan agreement.

The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to a $35 million maturity on December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all tangible and intangible assets of the Parent Company. Borrowings under the revolving credit agreement will bear interest at Prime Rate less 0.75 percent. The Company will pay a maintenance fee of 0.25 percent of the unused borrowings through the maturity date.

A letter of credit in the amount of $35 million as of September 26, 1997, has been issued on behalf of AmeriTrade Clearing by a financial institution. The letter of credit, which is for the benefit of a securities clearinghouse, has been issued to support margin requirements. AmeriTrade Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. In addition, the same financial institution may make loans to AmeriTrade Clearing if requested under a note. AmeriTrade Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the note. As of December 31, 1997, no amounts were outstanding under the note.

CAPITAL EXPENDITURES

The Company's anticipated capital expenditures for fiscal 1998 approximate $12.0 million, primarily for the purchase of office, computer and other operating equipment. The Company anticipates that these expenditures will be financed by a combination of operating cash flow and the credit facility discussed above.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on
            February 7, 1997)

      10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.5 Amended and Restated Limited Liability Company Agreement, dated as of March 6, 1995, of Roundtable Partners (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

     10.6   Broker Loan Pledge and Security Agreement, dated as of October
            24, 1989, made by AmeriTrade, Inc. in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.7 Master Broker Loan Note, dated as of October 24, 1989, made by AmeriTrade, Inc. in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.8  Lease, dated as of July 14, 1993, between John Joe and
            Marlene M. Ricketts and TransTerra Co. (incorporated by reference to
            Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

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

      10.11 First Amendment to Lease, dated as of August 23, 1996, between A.C. Nielsen Company and TransTerra Co. (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.12 Second Amendment to Lease, dated as of October 5, 1997, between A.C. Nielsen Company and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's annual report on Form 10-K filed on December 23, 1997)


      10.13 Lease, dated as of March 10, 1996, between New York
            Executive Office Network and K. Aufhauser & Company, Inc. (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.14 Lease, dated as of June 20, 1996, between Christ Community Church and TransTerra Co. (incorporated by reference to Exhibit
            10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

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

      10.21 Loan Agreement, dated as of November 11, 1997 (incorporated by reference to Exhibit 10.21 of the Company's annual report on Form 10-K filed on December 23, 1997)

      10.22 Loan Agreement, dated as of January 16, 1998, made by
            Ameritrade Holding Corporation in favor of a bank group

       27.1 Financial Data Schedule, EDGAR filing only

(B)  REPORTS ON FORM 8-K:
     A report on Form 8-K was filed on October 1, 1997 under item 5 thereof announcing that the Company planned to merge three of its operating subsidiaries into a single new company. Ceres Securities, K. Aufhauser & Company, Inc., and eBroker were merged into Ameritrade, (Inc.).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 12, 1998

                      Ameritrade Holding Corporation

                      (Registrant)


                      by: /s/ J. Joe Ricketts
                      ------------------------------
                           J. Joe Ricketts

                           Director, Chairman and Chief Executive Officer

                           (Principal Executive Officer)


                      by: /s/ Robert T. Slezak
                      ------------------------------
                          Robert T. Slezak

                          Director, Chief Financial Officer, Vice President and Treasurer

                          (Principal Financial and Accounting Officer)