Form 10-Q
period 1998-03-27
AMERITRADE HOLDING CORP
filed 1998-05-12
CIK 1027401

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 27, 1998

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period from ___________ to
         ______________

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

                    4211 SOUTH 102ND STREET, OMAHA, NEBRASKA
                                      68127
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (402) 331-7856
              (Registrant's telephone number, including area code)
                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                                 Yes (X) No ( )

As of May 8, 1998 there were 14,513,832 outstanding shares of the registrant's common stock consisting of 13,149,432 outstanding shares of Class A Common Stock and 1,364,400 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        -------
                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Balance Sheets...........................            3
          Consolidated Statements of Operations..................           4
          Consolidated Statements of Cash Flows..................           5
          Notes to Consolidated Financial Statements.............           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........           7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ...........................................          10


                         PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...           10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          (a) Exhibits .........................................           11
          (b) Reports on Form 8-K ..............................           13


          Signatures ...........................................           14

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 27,      SEPTEMBER 26,
                                                                                      1998             1997
                                                                                ----------------  --------------
                                                                                   (UNAUDITED)
ASSETS
     Cash and Cash Equivalents                                                  $    33,589,897   $  53,522,447
     Cash and Investments Segregated in Compliance with Federal Regulations         509,645,672     319,763,921
     Receivable from Brokers, Dealers, and Clearing Organizations                    30,020,716      17,823,640
     Receivable from Customers and Correspondents - net of allowance for
        doubtful accounts                                                           502,791,202     325,407,147
     Income Taxes Receivable                                                          1,494,676               -
     Furniture, Equipment and Leasehold Improvements - net of accumulated depreciation and amortization:  Mar. 27, 1998 - $4,797,995;
        Sept. 26, 1997 - $3,732,790                                                  13,299,551       8,709,923
     Goodwill - net of accumulated amortization                                       6,165,261       6,346,763
     Equity Investments                                                               9,062,410       7,597,972
     Other Investment                                                                 1,093,390       5,000,000
     Deferred Income Taxes                                                                    -          39,314
     Other Assets                                                                    18,566,342      13,145,616
                                                                                ----------------  --------------

           Total Assets                                                         $ 1,125,729,117   $ 757,356,743
                                                                                ================  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
        Payable to Brokers, Dealers and Clearing Organizations                  $     8,263,237   $   1,404,999
        Payable to Customers and Correspondents                                   1,030,435,043     666,279,440
        Accounts Payable and Accrued Liabilities                                     20,837,437      19,252,931
        Notes Payable                                                                10,000,000               -
        Deferred Income Taxes                                                           746,041               -
        Income Taxes Payable                                                                  -       3,430,279
                                                                                ----------------  --------------

           Total Liabilities                                                      1,070,281,758     690,367,649

     Commitments and Contingencies

     Stockholders' Equity:
        Preferred stock, $1 par value; authorized 3,000,000 shares,
          none issued                                                                         -               -
        Common stock, $0.01 par value:
           Class A - 60,000,000 and 25,000,000 shares authorized at
                Mar. 27, 1998 and Sept. 26, 1997, respectively;
                13,153,423 shares issued                                                131,534         131,534
           Class B - 6,000,000 and 2,000,000 shares authorized at
                Mar. 27, 1998 and Sept. 26, 1997, respectively;
                 1,364,400 shares issued and outstanding                                 13,644          13,644
                                                                                ----------------  --------------

           Total Common Stock                                                           145,178         145,178

     Additional Paid In Capital                                                      23,281,990      23,297,506
     Retained Earnings                                                               32,026,194      43,546,410
     Treasury Stock - at cost (207 Class A shares and 0 shares
        at Mar. 27, 1998 and Sept. 26, 1997, respectively)                               (6,003)              -
                                                                                ----------------  --------------

           Total Stockholders' Equity                                                55,447,359      66,989,094
                                                                                ----------------  --------------

           Total Liabilities and Stockholders' Equity                           $ 1,125,729,117   $ 757,356,743
                                                                                ================  ==============


                 See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 THREE MONTH PERIOD ENDED           SIX MONTH PERIOD ENDED
                                               -----------------------------    ------------------------------
                                               MARCH 27, 1998 MARCH 28, 1997    MARCH 27, 1998  MARCH 28, 1997
                                               -------------- --------------    --------------  --------------
REVENUES
   Commissions and Clearing Fees               $ 19,434,307   $ 12,703,022      $  35,209,381   $ 23,142,324
   Interest Revenue                              14,798,690      8,117,403         27,908,539     15,124,608
   Equity Income from Investments                 1,204,639        907,290          2,527,693      1,695,539
   Other                                          1,324,060        913,208          2,480,749      1,720,158
                                               -------------  -------------     --------------  -------------

           Total Revenues                        36,761,696     22,640,923         68,126,362     41,682,629

   Interest Expense                               6,684,080      4,197,256         12,373,053      7,887,266
                                               -------------  -------------     --------------  -------------

           Net Revenues                          30,077,616     18,443,667         55,753,309     33,795,363

 EXPENSES EXCLUDING INTEREST
   Employee Compensation and Benefits             7,927,199      4,812,075         14,691,907      8,954,499
   Commissions and Clearance                      1,296,841        769,197          2,272,429      1,397,749
   Communications                                 3,332,028      1,390,622          6,456,836      2,613,099
   Occupancy and Equipment Costs                  2,269,363      1,217,566          4,213,046      2,329,436
   Advertising                                    9,572,470      2,937,649         34,513,770      9,568,003
   Other                                          5,996,445      1,908,634         11,417,773      3,589,043
                                               -------------  -------------     --------------  -------------

           Total Expenses Excluding Interest     30,394,346     13,035,743         73,565,761     28,451,829

           Income (Loss) Before Provision for
            Income Taxes                           (316,730)     5,407,924        (17,812,452)     5,343,534

           Provision for Income Taxes               (45,856)     1,939,202         (6,292,236)     1,950,178
                                               -------------  -------------     --------------  -------------

 NET INCOME (LOSS)                             $   (270,874)  $  3,468,722      $ (11,520,216)  $  3,393,356
                                               =============  =============     ==============  =============


Earnings (Loss) per Share                      $      (0.02)  $       0.26      $       (0.79)  $       0.26
                                               =============  =============     ==============  =============

Weighted Average Shares Outstanding              14,517,605     13,245,041         14,517,479     13,019,955

                 See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           SIX MONTH PERIOD ENDED
                                                                      -------------------------------
                                                                      MARCH 27, 1998   MARCH 28, 1997
                                                                      --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                  $ (11,520,216)    $  3,393,356
   Adjustments to Reconcile Net Income (Loss) to Net Cash from
      Operating Activities:
      Depreciation and Amortization                                       1,068,800          725,983
      Provision for Losses                                                   88,000           24,000
      Deferred Income Taxes                                                 785,355          207,231
      Issuance of Class A Company Stock to Directors                              -           33,750
      Equity Income (Loss) from Investments                              (2,527,693)      (1,695,539)
      Amortization of Goodwill                                              181,502          181,505
      Changes in Operating Assets and Liabilities:
        Cash and Investments Segregated in Compliance with
         Federal Regulations                                           (189,881,751)    (122,433,730)
        Brokerage Receivables                                          (189,669,131)     (68,512,909)
        Income Taxes Receivable                                          (1,494,676)               -
        Other Assets                                                     (5,420,726)      (2,928,464)
        Brokerage Payables                                              371,013,841      183,489,669
        Accounts Payable and Accrued Liabilities                          1,584,506        1,812,343
        Income Taxes Payable                                             (3,430,279)         570,866
                                                                      --------------  ---------------

          Net Cash Used In Operating Activities                         (29,222,468)      (5,131,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture, Equipment and Leasehold Improvements           (5,658,428)      (1,091,529)
   Purchase of Equity Investments                                          (435,581)        (194,031)
   Distributions Received from Equity Investments                         1,498,836          895,019
   Proceeds from Sale of Investment                                       3,906,610                -
                                                                      --------------  ---------------

          Net Cash Used In Investing Activities                            (688,563)        (390,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                           10,000,000        1,700,000
   Principal Payments on Notes Payable                                            -       (6,553,000)
   Proceeds from Initial Public Offering - net of offering costs                  -       22,471,131
   Purchase of Class A Treasury Stock                                      (145,000)               -
   Issuance of Class A Treasury Stock                                       123,481                -
                                                                      --------------  ---------------

          Net Cash Provided By Financing Activities                       9,978,481       17,618,131

                                                                      --------------  ---------------
Net Increase (Decrease) In Cash And Cash Equivalents                    (19,932,550)      12,095,651

Cash and Cash Equivalents at Beginning of Period                         53,522,447       15,767,170
                                                                      --------------  ---------------
Cash and Cash Equivalents at End of Period                            $  33,589,897     $ 27,862,821
                                                                      ==============  ===============


Supplemental Cash Flow Information:
    Interest Paid                                                     $  11,747,864     $  7,413,324
    Income Taxes Paid (Received)                                      $  (2,224,720)    $  1,042,217

 Noncash Investing Activity:
    Unrealized Investment Loss - net of deferred income taxes         $           -      $ 1,289,096

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

      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 26, 1997. The results of operations for the three and six months ended March 27, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 25, 1998.

2.    NET CAPITAL

      The Company's subsidiaries are subject to the Net Capital Rule under the Securities Exchange Act of 1934 and are required to maintain a minimum net capital. Net capital and the related net capital requirement may fluctuate on a daily basis.

      The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $32,202,546 as of March 27, 1998, which exceeded aggregate minimum net capital requirements by $20,868,435. Subsidiary net capital in the amount of $11,334,111 as of March 27, 1998 is not available for transfer to the Company.

3.    NOTES PAYABLE

      The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35 million maturity at December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all tangible and intangible assets of the Company. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent. The Company had outstanding indebtedness under the revolving credit agreement of $10 million at March 27, 1998. The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date.

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



RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 27, 1998 AND MARCH 28, 1997

NET REVENUES. Commissions and clearing fees increased 53 percent to $19.4 million in the second quarter of fiscal 1998 from $12.7 million in the second quarter of fiscal 1997. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 170 percent to 17,589 in the second quarter of fiscal 1998 from 6,512 in the second quarter of fiscal 1997. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company during the first six months of fiscal 1998. The increase in transactions processed was partially offset by a decrease in average commissions and clearing fees per trade of 42 percent to $19 in the second quarter of fiscal 1998 from $33 in the second quarter of fiscal 1997, primarily as a result of an increased proportion of trades generated by the Company's Ameritrade (Inc.) subsidiary which has a lower average commission than any of the Company's other units.

Net interest revenue (interest revenue less interest expense) increased 108 percent to $8.1 million in the second quarter of fiscal 1998 from $3.9 million in the second quarter of fiscal 1997. This increase was due primarily to an increase of 48 percent in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 114 percent in average customer and correspondent broker-dealer receivables and an increase of 79 percent in amounts payable to customers and correspondent broker-dealers in the second quarter of fiscal 1998 from the second quarter of fiscal 1997.

Equity income from the Company's investments increased 33 percent to $1.2 million in the second quarter of fiscal 1998 from $0.9 million in the second quarter of fiscal 1997. This increase was due to increased net income generated by the Company's investment in Roundtable Partners, L.L.C.

Other revenues increased 44 percent to $1.3 million in the second quarter of fiscal 1998 from $0.9 million in the second quarter of fiscal 1997 due primarily to an increase in marketing and service fees.



EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 65 percent to $7.9 million in the second quarter of fiscal 1998 from $4.8 million in the second quarter of fiscal 1997, due primarily to a corresponding increase in full-time employees during the same period.

Commissions and clearance costs increased 63 percent to $1.3 million in the second quarter of fiscal 1998 from $0.8 million in the second quarter of fiscal 1997, due primarily to the increase in transaction processing volume.

Communications expense increased 136 percent to $3.3 million in the second quarter of fiscal 1998 from $1.4 million in the second quarter of fiscal 1997, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume and as a result of postage costs associated with the Company's aggressive advertising campaign.

Occupancy and equipment costs increased 92 percent to $2.3 million in the second quarter of fiscal 1998 from $1.2 million in the second quarter of fiscal 1997. The increase was due primarily to the lease of equipment to accommodate the employment growth during the quarter as well as the lease of over 35,000 square feet of additional office space at the Company's headquarters.

Advertising expenses increased 231 percent to $9.6 million in the second quarter of fiscal 1998 from $2.9 million in the second quarter of fiscal 1997 as the Company made a planned major advertising and promotional effort to increase its customer base. The advertising campaign resulted in 73,000 new customer accounts in the second quarter of fiscal 1998 as compared to 17,000 accounts added in the second quarter of fiscal 1997.

Other operating expenses increased 216 percent to $6.0 million in the second quarter of fiscal 1998 from $1.9 million in the second quarter of fiscal 1997, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume, as well as professional and consulting fees related to technology development and related to advertising and public relations.

Income tax expense decreased to a $46,000 credit in the second quarter of fiscal 1998 from a $1.9 million expense in the second quarter of fiscal 1997 consistent with the pretax loss in 1998.



SIX MONTH PERIODS ENDED MARCH 27, 1998 AND MARCH 28, 1997

NET REVENUES. Commissions and clearing fees increased 52 percent to $35.2 million in the first half of fiscal 1998 from $23.1 million in the first half of fiscal 1997. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 153 percent to 13,909 in the first half of fiscal 1998 from 5,488 in the first half of fiscal 1997. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company during the first six months of fiscal 1998. The increase in transactions processed was partially offset by a decrease in average commissions and clearing fees per trade of 41 percent to $20 in the first half of fiscal 1998 from $34 in the first half of fiscal 1997, primarily as a result of an increased proportion of trades generated by the Company's Ameritrade (Inc.) subsidiary which has a lower average commission than any of the Company's other units.

Net interest revenue (interest revenue less interest expense) increased 115 percent to $15.5 million in the first half of fiscal 1998 from $7.2 million in the first half of fiscal 1997. This increase was due primarily to an increase of 77 percent in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 106 percent in average customer and correspondent broker-dealer receivables and an increase of 89 percent in amounts payable to customers and correspondent broker-dealers in the first half of fiscal 1998 from the first half of fiscal 1997.

Equity income from the Company's investments increased 47 percent to $2.5 million in the first half of fiscal 1998 from $1.7 million in the first half of fiscal 1997. This increase was due to increased net income generated by the Company's investment in Roundtable Partners, L.L.C.

Other revenues increased 47 percent to $2.5 million in the first half of fiscal 1998 from $1.7 million in the first half of fiscal 1997 due primarily to an increase in marketing and service fees.



EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 63 percent to $14.7 million in the first half of fiscal 1998 from $9.0 million in the first half of fiscal 1997, due primarily to a corresponding increase in full-time employees during the same period.

Commissions and clearance costs increased 64 percent to $2.3 million in the first half of fiscal 1998 from $1.4 million in the first half of fiscal 1997, due primarily to the increase in transaction processing volume.

Communications expense increased 150 percent to $6.5 million in the first half of fiscal 1998 from $2.6 million in the first half of fiscal 1997, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume and as a result of postage costs associated with the Company's aggressive advertising campaign.

Occupancy and equipment costs increased 83 percent to $4.2 million in the first half of fiscal 1998 from $2.3 million in the first half of fiscal 1997. The increase was due primarily to the lease of equipment to accommodate the employment growth during the first half of fiscal 1998 as well as the lease of over 35,000 square feet of additional office space at the Company's headquarters.

Advertising expenses increased 259 percent to $34.5 million in the first half of fiscal 1998 from $9.6 million in the first half of fiscal 1997 as the Company made a planned major advertising and promotional effort to increase its customer base. The advertising campaign resulted in 124,000 new customer accounts in the first half of fiscal 1998 as compared to 32,000 accounts added in the first half of fiscal 1997.

Other operating expenses increased 217 percent to $11.4 million in the first half of fiscal 1998 from $3.6 million in the first half of fiscal 1997, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume, as well as professional and consulting fees related to technology development and related to advertising and public relations.

Income tax expense decreased to a $6.3 million credit in the first half of fiscal 1998 from a $2.0 million expense in the first half of fiscal 1997 consistent with the pretax loss in 1998.



LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth primarily through the use of funds generated from operations. In March 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds of $22.5 million. Upon completion of the offering, the Company repaid its term and revolving debt in their entirety, resulting in the use of proceeds of $5.4 million. The Company entered into a $50 million revolving credit agreement on January 16, 1998 to help fund its growth. $10 million is outstanding under the agreement at March 27, 1998.



OPERATING CASH FLOW

The Company used $29.2 million of cash in operations in the first six months of fiscal 1998, compared to cash used of $5.1 million in the first six months of fiscal 1997. The increase in cash used during the first half of fiscal 1998 was attributable to the net loss resulting from the substantial increase in advertising expenditures during the period.

Cash used in investing activities was $0.7 million in the first six months of fiscal 1998, compared to $0.4 million in the first six months of fiscal 1997. The increase in cash used during the first half of fiscal 1998 was mainly attributable to the purchase of property to accommodate the increase in full-time employees, partially offset by the proceeds from the sale of a portion of the Company's other investment during the period.

Cash provided by financing activities was $10.0 million in the first six months of fiscal 1998, which resulted from borrowings under the Company's new revolving credit agreement. During the first six months of fiscal 1997, cash provided by financing activities equal to $17.6 million was primarily provided by the Company's initial public offering, which occurred in the second quarter of fiscal 1997.


BANK LOAN AGREEMENTS

The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35 million maturity at December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all tangible and intangible assets of the Company. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent. The Company has outstanding indebtedness under the revolving credit agreement of $10 million at March 27, 1998.

A letter of credit in the amount of $38 million as of March 27, 1998, has been issued by a financial institution on behalf of Advanced Clearing, a wholly owned subsidiary of the Company which acts as a securities clearing firm. The letter of credit has been issued to support margin requirements. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. In addition, the same financial institution may make loans to Advanced Clearing if requested under a note. Advanced Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letter of credit and the note. As of March 27, 1998, no amounts were outstanding under the note.


CAPITAL EXPENDITURES

The Company's anticipated capital expenditures for fiscal 1998 approximate $12.0 million, primarily for the purchase of office, computer and other operating equipment. The Company anticipates that these expenditures will be financed by a combination of operating cash flow and borrowings under the $50 million revolving credit facility discussed above.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Company prior to its annual report on Form 10-K for the fiscal year ending September 25, 1998.


PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on February 10, 1998 for the purpose of electing its board of directors, ratifying the appointment of its auditors and amending its certificate of incorporation to increase the number of authorized shares of common stock. The Board of Directors consists of a total of nine persons, four of which are to be elected by the holders of the Company's Class A Common Stock and five of which are elected by the holders of the Company's Class B Common Stock. The nine persons were nominated by the Board of Directors to serve as directors for terms of one year. The following sets forth the results of the election of directors:

DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS A COMMON STOCK

NAME OF NOMINEE                            FOR                             WITHHELD
--------------------------------    ------------------------------    -----------------------------
Charles L. Marinaccio                  11,949,118        90.85%             25,732          0.19%
Thomas Y. Hartley                      11,949,118        90.85%             25,732          0.19%
Mark L. Mitchell                       11,949,118        90.85%             25,732          0.19%
David W. Garrison                      11,949,118        90.85%             25,732          0.19%


DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS B COMMON STOCK

NAME OF NOMINEE                            FOR                             WITHHELD
--------------------------------    ------------------------------    -----------------------------
J. Joe Ricketts                         1,364,400         100%                0              0%
Joseph A. Konen                         1,364,400         100%                0              0%
Robert T. Slezak                        1,364,400         100%                0              0%
John W. Ward                            1,364,400         100%                0              0%
Gene L. Finn                            1,364,400         100%                0              0%

No proxies were solicited from the holders of the Class B Common Stock since such shares are not publicly traded. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 25, 1998 was approved by the Stockholders with 13,322,726 votes FOR (approximately 91%), 7,557 votes AGAINST, and 21,851 votes ABSTAINED OR BROKER NON-VOTE.

The Board of Directors had proposed that the Company's Certificate of Incorporation be amended to increase the total number of authorized of Class A Common Stock from 25,000,000 to 60,000,000 and the total number of authorized shares of Class B Common Stock from 2,000,000 to 6,000,000. Pursuant to Delaware law, the amendment was passed by the affirmative vote of the holders of a majority of the issued and outstanding shares of both the Class A Common Stock and the Class B Common Stock entitled to vote. No proxies were solicited from the holders of the Class B Common Stock since such shares are not publicly traded. The following sets forth the results of the vote on the amendment to the Certificate of Incorporation:

HOLDERS OF CLASS A COMMON STOCK                    HOLDERS OF CLASS B COMMON STOCK                   Total
-----------------------------------------------   ---------------------------------------------    ---------------------------------
11,258,427 votes FOR                   85.60%      1,364,400 votes FOR                    100%       12,622,827 votes FOR
 687,910 votes AGAINST                  5.23%      0 votes AGAINST                          0%       687,910 votes AGAINST
18,679 votes ABSTAINED                  0.14%      0 votes ABSTAINED                        0%       18,679 votes ABSTAINED

Further information regarding these matters is contained in the Company's Proxy Statement dated January 9, 1998.


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

           3.3 Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated February 10, 1998

           4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.1 Agreement of Limited Partnership, dated as of February 4, 1993, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.5 Amended and Restated Limited Liability Company Agreement, dated as of March 6, 1995, of Roundtable Partners (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.6 Broker Loan Pledge and Security Agreement, dated as of October 24, 1989, made by AmeriTrade, Inc. in favor of the First National Bank of Chicago (incorporated by reference to Exhibit
                  10.18 of the
                  the Company's Registration Statement on Form S-1
                  (Registration No. 333-17495) filed on February 7, 1997)

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

          10.21 Loan Agreement, dated as of November 11, 1997 (incorporated by reference to Exhibit 10.21 of the Company's annual report on Form 10-K filed on December 23, 1997)

          10.22 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

          10.23 Lease, dated as of January 19, 1998, between United Investment Joint Venture and Ameritrade Holding Corporation.

          10.24 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation.

          27.1    Financial Data Schedule, EDGAR filing only

(B)      REPORTS ON FORM 8-K:
         No reports on Form 8-K were filed during the three month period ended March 27, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 8, 1998

                         Ameritrade Holding Corporation

                         (Registrant)



                         by: /s/ J. Joe Ricketts
                             --------------------
                              J. Joe Ricketts

                              Director, Chairman and Chief Executive Officer

                              (Principal Executive Officer)



                         by: /s/ Robert T. Slezak
                             ---------------------
                              Robert T. Slezak

                              Director, Chief Financial Officer, Vice President
                               and Treasurer

                              (Principal Financial and Accounting Officer)