Form 10-Q
period 1998-06-26
AMERITRADE HOLDING CORP
filed 1998-08-05
CIK 1027401

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 26, 1998

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

                                 Yes (X) No ( )

As of August 4, 1998 there were 14,513,102 outstanding shares of the registrant's common stock consisting of 13,148,702 outstanding shares of Class A Common Stock and 1,364,400 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                       Page No.
                                                                       --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Balance Sheets.................................      3
          Consolidated Statements of Operations.......................      4
          Consolidated Statements of Cash Flows.......................      5
          Notes to Consolidated Financial Statements..................      6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............      7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.................................................     10


                             PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits ..............................................      11
           (b) Reports on Form 8-K ...................................      12


           Signatures ................................................      13

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS




                                                                                                 JUNE 26,           SEPTEMBER 26,
                                                                                                  1998                 1997
                                                                                           ------------------   ------------------
                                                                                                         (UNAUDITED)

ASSETS
 Cash and Cash Equivalents                                                                    $   24,102,080     $    53,522,447
 Cash and Investments Segregated in Compliance with Federal Regulations                           453,541,248        319,763,921
 Receivable from Brokers, Dealers, and Clearing Organizations                                      22,019,224         17,823,640
 Receivable from Customers and Correspondents - net of allowance for doubtful accounts            609,804,516        325,407,147
 Furniture, Equipment and Leasehold Improvements - net of accumulated
    depreciation and amortization:  June 26, 1998 - $5,544,961; Sept. 26, 1997 - $3,732,790        21,226,416          8,709,923
 Goodwill - net of accumulated amortization                                                         6,074,511          6,346,763
 Equity Investments                                                                                   729,280          7,597,972
 Other Investment                                                                                     303,850          5,000,000
 Deferred Income Taxes                                                                                   --               39,314
 Other Assets                                                                                      19,258,204         13,145,616
                                                                                              ---------------    ---------------
       Total Assets                                                                           $ 1,157,059,329    $   757,356,743
                                                                                              ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Payable to Brokers, Dealers and Clearing Organizations                                    $     8,024,023    $     1,404,999
    Payable to Customers and Correspondents                                                     1,048,431,210        666,279,440
    Accounts Payable and Accrued Liabilities                                                       30,281,675         19,252,931
    Notes Payable                                                                                   6,500,000               --
    Deferred Income Taxes                                                                             431,924               --
    Income Taxes Payable                                                                            2,138,869          3,430,279
                                                                                              ---------------    ---------------
                                                                                                1,095,807,701        690,367,649
        Total Liabilities


 Commitments and Contingencies

 Stockholders' Equity:
    Preferred stock, $1 par value; authorized 3,000,000 shares, none issued                              --                --

    Common stock, $0.01 par value:
       Class A - 60,000,000 and 25,000,000 shares authorized at June 26, 1998 and Sept. 26,
            1997, respectively; 13,153,423 shares issued                                              131,534            131,534
       Class B - 6,000,000 and 2,000,000 shares authorized at June 26, 1998 and Sept. 26,
            1997, respectively; 1,364,400 shares issued and outstanding                                13,644             13,644
                                                                                              ---------------    ---------------
       Total Common Stock                                                                            145,178            145,178


 Additional Paid In Capital                                                                       23,281,051         23,297,506
 Retained Earnings                                                                                37,966,517         43,546,410
 Treasury Stock - Class A shares at cost (4,991 and 0 shares at June 26, 1998 and Sept. 26,
 1997, respectively)                                                                                (141,118)             --
                                                                                             ---------------    ---------------


       Total Stockholders' Equity                                                                 61,251,628         66,989,094
                                                                                             ---------------    ---------------

       Total Liabilities and Stockholders' Equity                                            $ 1,157,059,329    $   757,356,743
                                                                                             ===============    ===============



                  See notes to unaudited financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTH PERIOD ENDED                  NINE MONTH PERIOD ENDED
                                                        --------------------------------         ---------------------------------
                                                        JUNE 26, 1998      JUNE 27, 1997         JUNE 26, 1998       JUNE 27, 1997
                                                        -------------      -------------         -------------       -------------
REVENUES
 Commissions and Clearing Fees                           $ 24,040,099       $ 13,238,251          $ 59,249,480        $ 36,380,575
 Interest Revenue                                          18,850,473         10,033,641            46,759,012          25,158,249
 Equity Income from Investments                             2,477,971            684,409             5,005,664           2,379,948
 Gain from Sale of Investment                                 794,634                -                 794,634                 -
 Other                                                      1,762,572            947,583             4,243,321           2,667,741

    Total Revenues                                         47,925,749         24,903,884           116,052,111          66,586,513

 Interest Expense                                           8,320,242          4,958,559            20,693,295          12,845,825

    Net Revenues                                           39,605,507         19,945,325            95,358,816          53,740,688

EXPENSES EXCLUDING INTEREST
 Employee Compensation and Benefits                        10,684,489          4,716,452            25,376,396          13,670,951
 Commissions and Clearance                                  1,741,344            900,023             4,013,773           2,297,772
 Communications                                             3,518,439          1,359,166             9,975,275           3,972,265
 Occupancy and Equipment Costs                              2,743,697          1,429,758             6,956,743           3,759,194
 Advertising                                                5,243,425          2,464,332            39,757,195          12,032,335
 Other                                                      6,414,362          1,935,746            17,832,135           5,524,789

    Total Expenses Excluding Interest                      30,345,756         12,805,477           103,911,517          41,257,306

    Income (Loss) Before Provision for Income Taxes         9,259,751          7,139,848            (8,552,701)         12,483,382

    Provision for Income Taxes                              3,319,428          2,552,402            (2,972,808)          4,502,580

NET INCOME (LOSS)                                        $  5,940,323       $  4,587,446          $ (5,579,893)       $  7,980,802


Basic Earnings (Loss) per Share                          $       0.41       $       0.32          $      (0.38)       $       0.59
Diluted Earnings (Loss) per Share                        $       0.41       $       0.32          $      (0.38)       $       0.59

Weighted Average Shares Outstanding - Basic                14,514,625         14,517,823            14,516,528          13,519,244
Weighted Average Shares Outstanding - Diluted              14,531,217         14,517,823            14,516,528          13,519,302

                  See notes to unaudited financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)





                                                                                     Nine Month Period Ended
                                                                                 --------------------------------
                                                                                  June 26, 1998    June 27, 1997
                                                                                 ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                             $  (5,579,893)   $   7,980,802
   Adjustments to Reconcile Net Income (Loss) to Net Cash from
      Operating Activities:
      Depreciation and Amortization                                                  1,815,766        1,180,741
      Provision for Losses                                                             320,000           36,000
      Deferred Income Taxes                                                            471,238           55,371
      Equity Income from Investments                                                (5,005,664)      (2,379,948)
      Gain from Sale of Investment                                                    (794,634)            --
      Amortization of Goodwill                                                         272,252          272,255
      Changes in Operating Assets and Liabilities:
        Cash and Investments Segregated in Compliance with Federal Regulations    (133,777,327)    (189,713,142)
        Brokerage Receivables                                                     (288,912,953)     (92,168,884)
        Other Assets                                                                (6,112,588)      (4,768,874)
        Brokerage Payables                                                         388,770,794      256,358,498
        Accounts Payable and Accrued Liabilities                                    11,028,744        8,012,162
        Income Taxes Payable                                                        (1,291,410)        (205,872)
                                                                                 -------------    -------------

          Net Cash Used In Operating Activities                                    (38,795,675)     (15,340,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture, Equipment and Leasehold Improvements                     (14,332,259)      (4,561,210)
   Purchase of Equity Investments                                                     (650,740)        (441,823)
   Distributions Received from Equity Investments                                   12,187,485        3,200,552
   Proceeds from Sale of Investments                                                 5,828,395             --
                                                                                 -------------    -------------

          Net Cash Provided By (Used In) Investing Activities                        3,032,881       (1,802,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                                      14,000,000        1,700,000
   Principal Payments on Notes Payable                                              (7,500,000)      (6,553,000)
   Proceeds from Initial Public Offering - net of offering costs                          --         22,471,131
   Purchase of Class A Treasury Stock                                                 (286,375)            --
   Issuance of Class A Treasury Stock                                                  128,802           33,750
                                                                                 -------------    -------------

          Net Cash Provided By Financing Activities                                  6,342,427       17,651,881

                                                                                 -------------    -------------
Net Increase (Decrease) In Cash And Cash Equivalents                               (29,420,367)         508,509

Cash and Cash Equivalents at Beginning of Period                                    53,522,447       15,767,170
                                                                                 =============    =============
Cash and Cash Equivalents at End of Period                                       $  24,102,080    $  16,275,679
                                                                                 =============    =============


Supplemental Cash Flow Information:
    Interest Paid                                                                $  19,892,144    $  12,144,171
    Income Taxes Paid (Received)                                                 $  (2,224,720)   $   4,523,217

 Noncash Investing Activity:
    Unrealized Investment Loss - net of deferred income taxes                    $        --      $     584,734





                  See notes to unaudited financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly owned subsidiaries (collectively, the "Company"). The Company is a provider of discount securities brokerage and related financial services, including clearing and execution services.

      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 26, 1997. The results of operations for the three and nine months ended June 26, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 25, 1998.

2.    NET CAPITAL

      The Company's subsidiaries are subject to the Net Capital Rule under the Securities Exchange Act of 1934 and are required to maintain a minimum net capital. Net capital and the related net capital requirement may fluctuate on a daily basis.

      The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $37,355,527 as of June 26, 1998, which exceeded aggregate minimum net capital requirements by $23,916,518. Subsidiary net capital in the amount of $13,439,009 as of June 26, 1998 is not available for transfer to the Company.

3.    NOTES PAYABLE

      The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35 million maturity at December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all tangible and intangible assets of the Company. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent. The Company had outstanding indebtedness under the revolving credit agreement of $6.5 million at June 26, 1998. The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date.

4.     EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Accordingly, basic and diluted earnings
      (loss) per share and weighted average shares outstanding are presented on the consolidated statements of operations. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is consistent with the calculation of basic earnings per share while giving effect to dilutive potential shares outstanding during the period. For each period presented, dilutive potential shares consisted entirely of stock options.

5.    SUBSEQUENT EVENT

      As of June 26, 1998, the Company owned a 9.2 percent interest in Roundtable Partners L.L.C. ("Roundtable"), a company formed to hold equity interests in securities trading and market making companies. The Company has accounted for its investment in Roundtable under the equity method since its inception. On July 8, 1998, Roundtable was reorganized into a corporation known as Knight/Trimark Group, Inc. ("Knight/Trimark") coincident with an initial public offering of Knight/Trimark common stock. As a result of this reorganization, all of the Company's ownership interest in Roundtable was converted into 3,953,675 shares of common stock of Knight/Trimark, which represents 7.7 percent of the issued and outstanding shares of common stock of Knight/Trimark. The Company also received a cash distribution of $7.8 million in connection with the reorganization. The $7.8 million cash distribution was a return of capital, there is no gain or loss associated with the distribution. Effective July 8, the Company will account for its investment in Knight/Trimark as a marketable equity security held available-for-sale under the provisions of SFAS 115. Accordingly, this investment will be carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. The Company's investment in Knight/Trimark is subject to a 180 day sale restriction agreement with the underwriters of the initial public offering. The amount of the discount from published market value on the Nasdaq exchange, if any, as a result of the sale restriction agreement, has yet to be determined. The Company has executed a portion of its securities transactions through subsidiaries of Roundtable since March 1995 and expects to continue to use Knight/Trimark for execution of securities transactions in the future.

       On July 20, 1998, the Company announced a two-for-one split of its Class A and Class B Common Stock. Stockholders of record as of the close of business on August 7, 1998 will receive, in the form of a stock dividend, one additional share for each share held by them. On or about August 17, 1998, the Transfer Agent will distribute the additional shares and the stock will begin trading at the post-split value on August 18, 1998.

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



RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 26, 1998 AND JUNE 27, 1997

NET REVENUES. Commissions and clearing fees increased 82 percent to $24.0 million in the third quarter of fiscal 1998 from $13.2 million in the third quarter of fiscal 1997. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 221 percent to 21,412 in the third quarter of fiscal 1998 from 6,672 in the third quarter of fiscal 1997. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company during the first six months of fiscal 1998. The increase in transactions processed was partially offset by a decrease in average commissions and clearing fees per trade of 43 percent to $18 in the third quarter of fiscal 1998 from $31 in the third quarter of fiscal 1997, primarily as a result of an increased proportion of trades generated by the Company's Ameritrade (Inc.) subsidiary which has a lower average commission than any of the Company's other units.

Net interest revenue (interest revenue less interest expense) increased 106 percent to $10.5 million in the third quarter of fiscal 1998 from $5.1 million in the third quarter of fiscal 1997. This increase was due primarily to an increase of 11 percent in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 83 percent in average customer and correspondent broker-dealer receivables and an increase of 40 percent in amounts payable to customers and correspondent broker-dealers in the third quarter of fiscal 1998 from the third quarter of fiscal 1997.

Equity income from the Company's investments increased 257 percent to $2.5 million in the third quarter of fiscal 1998 from $0.7 million in the third quarter of fiscal 1997. This increase was due to increased net income generated by the Company's investment in Roundtable Partners, L.L.C.. Due to the reorganization of Roundtable into a corporation on July 8, 1998, the Company will no longer recognize equity income from this investment after that date.

The Company earned $0.8 million on the sale of a portion of its limited partnership interest in Comprehensive Software Systems, Ltd. ("CSS") on June 3, 1998. As a result of the CSS sale, the Company's ownership interest in CSS decreased from 14.3 percent to 7.2 percent. Accordingly, the Company began accounting for its investment in CSS under the cost method as of that date, and will, therefore, no longer recognize income or loss based on the operations of CSS.

Other revenues increased 100 percent to $1.8 million in the third quarter of fiscal 1998 from $0.9 million in the third quarter of fiscal 1997 due primarily to an increase in marketing and service fees earned by the Company.



EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 128 percent to $10.7 million in the third quarter of fiscal 1998 from $4.7 million in the third quarter of fiscal 1997, due primarily to an increase in full-time employees during the same period.

Commissions and clearance costs increased 89 percent to $1.7 million in the third quarter of fiscal 1998 from $0.9 million in the third quarter of fiscal 1997, due primarily to the increase in transaction processing volume.

Communications expense increased 150 percent to $3.5 million in the third quarter of fiscal 1998 from $1.4 million in the third quarter of fiscal 1997, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume and as a result of postage costs associated with the Company's advertising campaign.

Occupancy and equipment costs increased 93 percent to $2.7 million in the third quarter of fiscal 1998 from $1.4 million in the third quarter of fiscal 1997. The increase was due primarily to the lease of equipment to accommodate the employment growth during the quarter as well as the lease of over 35,000 square feet of additional office space at the Company's headquarters during the latter part of the third quarter of fiscal 1997. The Company also began occupying a new facility in Bellevue, Nebraska during the third quarter of fiscal 1998.

Advertising expenses increased 108 percent to $5.2 million in the third quarter of fiscal 1998 from $2.5 million in the third quarter of fiscal 1997 as the Company made a planned major advertising and promotional effort to increase its customer base. The advertising campaign resulted in 57,000 new customer accounts in the third quarter of fiscal 1998 as compared to 11,000 accounts added in the third quarter of fiscal 1997.

Other operating expenses increased 237 percent to $6.4 million in the third quarter of fiscal 1998 from $1.9 million in the third quarter of fiscal 1997, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume, as well as professional and consulting fees related to technology development, advertising and public relations.

Income tax expense increased 27 percent to $3.3 million in the third quarter of fiscal 1998 from $2.6 million in the third quarter of fiscal 1997 consistent with the increase in the Company's pretax income.



NINE MONTH PERIODS ENDED JUNE 26, 1998 AND JUNE 27, 1997

NET REVENUES. Commissions and clearing fees increased 63 percent to $59.2 million in the first nine months of fiscal 1998 from $36.4 million in the first nine months of fiscal 1997. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 179 percent to 16,423 in the first nine months of fiscal 1998 from 5,889 in the first nine months of fiscal 1997. The increase in transaction processing volume was primarily a result of a significant increase in advertising expenditures by the Company during the first six months of fiscal 1998. The increase in transactions processed was partially offset by a decrease in average commissions and clearing fees per trade of 41 percent to $19 in the first nine months of fiscal 1998 from $33 in the first nine months of fiscal 1997, primarily as a result of an increased proportion of trades generated by the Company's Ameritrade (Inc.) subsidiary which has a lower average commission than any of the Company's other units.

Net interest revenue (interest revenue less interest expense) increased 112 percent to $26.1 million in the first nine months of fiscal 1998 from $12.3 million in the first nine months of fiscal 1997. This increase was due primarily to an increase of 48 percent in average cash and cash equivalents segregated in compliance with federal regulations, an increase of 121 percent in average customer and correspondent broker-dealer receivables and an increase of 77 percent in amounts payable to customers and correspondent broker-dealers in the first nine months of fiscal 1998 from the first nine months of fiscal 1997.

Equity income from the Company's investments increased 108 percent to $5.0 million in the first nine months of fiscal 1998 from $2.4 million in the first nine months of fiscal 1997. This increase was due to increased net income generated by the Company's investment in Roundtable Partners, L.L.C.. Due to the reorganization of Roundtable into a corporation on July 8, 1998, the Company will no longer recognize equity income from this investment after that date.

The Company earned $0.8 million on the sale of a portion of its limited partnership interest in CSS on June 3, 1998. As a result of the CSS sale, the Company's ownership interest in CSS decreased from 14.3 percent to 7.2 percent. Accordingly, the Company began accounting for its investment in CSS under the cost method as of that date and will, therefore, no longer recognize income or loss based on the operations of CSS.

Other revenues increased 56 percent to $4.2 million in the first nine months of fiscal 1998 from $2.7 million in the first nine months of fiscal 1997 due primarily to an increase in marketing and service fees earned by the Company.



EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 85 percent to $25.4 million in the first nine months of fiscal 1998 from $13.7 million in the first nine months of fiscal 1997, due primarily to an increase in full-time employees during the same period.

Commissions and clearance costs increased 74 percent to $4.0 million in the first nine months of fiscal 1998 from $2.3 million in the first nine months of fiscal 1997, due primarily to the increase in transaction processing volume.

Communications expense increased 150 percent to $10.0 million in the first nine months of fiscal 1998 from $4.0 million in the first nine months of fiscal 1997, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume and as a result of postage costs associated with the Company's advertising campaign.

Occupancy and equipment costs increased 84 percent to $7.0 million in the first nine months of fiscal 1998 from $3.8 million in the first nine months of fiscal 1997. The increase was due primarily to the lease of equipment to accommodate the employment growth during the first nine months of fiscal 1998 as well as the lease of over 35,000 square feet of additional office space at the Company's headquarters during the latter part of the third quarter of fiscal 1997. The Company also began occupying a new facility in Bellevue, Nebraska during the third quarter of fiscal 1998.

Advertising expenses increased 232 percent to $39.8 million in the first nine months of fiscal 1998 from $12.0 million in the first nine months of fiscal 1997 as the Company made a planned major advertising and promotional effort to increase its customer base. The advertising campaign resulted in 181,000 new customer accounts in the first nine months of fiscal 1998 as compared to 43,000 accounts added in the first nine months of fiscal 1997.

Other operating expenses increased 224 percent to $17.8 million in the first nine months of fiscal 1998 from $5.5 million in the first nine months of fiscal 1997, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume, as well as professional and consulting fees related to technology development, advertising and public relations.

Income tax expense decreased to a $3.0 million credit in the first nine months of fiscal 1998 from a $4.5 million expense in the first nine months of fiscal 1997 consistent with the pretax loss in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth primarily through the use of funds generated from operations. In March 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds of $22.5 million. Upon completion of the offering, the Company repaid its then existing term and revolving debt in their entirety, resulting in the use of proceeds of $5.4 million. The Company entered into a $50 million revolving credit agreement on January 16, 1998 to help fund its growth. As of June 26, 1998, $6.5 million is outstanding under the agreement.


OPERATING CASH FLOW

The Company used $38.8 million of cash in operations in the first nine months of fiscal 1998, compared to cash used of $15.3 million in the first nine months of fiscal 1997. The increase in cash used in operations during the first nine months of fiscal 1998 was attributable to the net loss resulting from the substantial increase in advertising expenditures during the period.

Cash provided by investing activities was $3.0 million in the first nine months of fiscal 1998, compared to cash used of $1.8 million in the first nine months of fiscal 1997. The increase in cash provided by investing activities during the first nine months of fiscal 1998 was mainly attributable to the proceeds from the Company's equity and other investments.

Cash provided by financing activities was $6.3 million in the first nine months of fiscal 1998, which resulted from borrowings under the Company's new revolving credit agreement. During the first nine months of fiscal 1997, cash provided by financing activities equal to $17.6 million was primarily provided by the Company's initial public offering, which occurred in the second quarter of fiscal 1997.


BANK LOAN AGREEMENTS

The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35 million maturity at December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all tangible and intangible assets of the Company. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent. The Company has outstanding indebtedness under the revolving credit agreement of $6.5 million at June 26, 1998.

A letter of credit in the amount of $41 million as of June 26, 1998, has been issued by a financial institution on behalf of Advanced Clearing Inc. ("Advanced Clearing"), formerly known as AmeriTrade Clearing, Inc., a wholly owned subsidiary of the Company which acts as a securities clearing firm. The letter of credit has been issued to support margin requirements. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. As of June 26, 1998, no amounts were outstanding under the credit facility. In addition, the same financial institution may make loans to Advanced Clearing if requested under a note. Advanced Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letter of credit and the note.


CAPITAL EXPENDITURES

The Company's anticipated capital expenditures for fiscal 1998 approximate $17.5 million, primarily for leasehold improvements in its Bellevue, Nebraska facility and for the purchase of office, computer and other operating equipment. The Company anticipates that these expenditures will be financed by a combination of operating cash flow and borrowings under the $50 million revolving credit facility discussed above.


YEAR 2000

The Company has implemented a Year 2000 strategy encompassing technical and business issues. The financial impact of the Company's Year 2000 plan is not expected to be material to the Company's results of operations, financial positions, or cash flows. Within the next quarter, the Company is planning an independent, third party review of the Company's Year 2000 strategic plan and progress to date.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Company prior to its annual report on Form 10-K for the fiscal year ending September 25, 1998.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
(A)      EXHIBITS:
           3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

           3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

           3.3 Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated February 10, 1998 (incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

           4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.1 Agreement of Limited Partnership, dated as of February 4, 1993, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.5 Amended and Restated Limited Liability Company Agreement, dated as of March 6, 1995, of Roundtable Partners (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.6 Broker Loan Pledge and Security Agreement, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.7 Master Broker Loan Note, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.8    Lease, dated as of July 14, 1993, between John Joe and Marlene
                  M. Ricketts and TransTerra Co. (incorporated by reference to
                  Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

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

          10.21 Loan Agreement, dated as of November 11, 1997 (incorporated by reference to Exhibit 10.21 of the Company's annual report on Form 10-K filed on December 23, 1997)

          10.22 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

          10.23 Lease, dated as of January 19, 1998, between United Investment Joint Venture and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company's quarterly report on Form 10-Q filed on May 12, 1998).

          10.24 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.24 of the Company's quarterly report on Form 10-Q filed on May 12, 1998).

          27.1    Financial Data Schedule, EDGAR filing only

(B)      REPORTS ON FORM 8-K:
         No reports on Form 8-K were filed during the three month period ended June 26, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 4, 1998

                        Ameritrade Holding Corporation

                        (Registrant)



                        by: /s/ J. Joe Ricketts
                            -----------------------
                             J. Joe Ricketts
                             Director, Chairman and Chief Executive Officer
                            (Principal Executive Officer)



                        by: /s/ Robert T. Slezak
                            ------------------------
                             Robert T. Slezak
                             Director, Chief Financial Officer,
                             Vice President and Treasurer
                             (Principal Financial and Accounting Officer)