Form 10-K405
period 1998-09-25
AMERITRADE HOLDING CORP
filed 1998-12-21
CIK 1027401

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended September 25, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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
             None                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                     --------------------------------------
                     Class A Common Stock - $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of December 15, 1998, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $513 million computed by reference to the final sale price of the stock on December 15, 1998 on the Nasdaq stock market. All of the Class B Common Stock is held by affiliates of the registrant.

The number of shares of Class A Common Stock outstanding as of December 15, 1998 was 26,299,918 shares. The number of shares of Class B Common Stock outstanding as of December 15, 1998 was 2,728,800 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1998 Annual Report to Stockholders (incorporated into Part II hereof) Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof)

===============================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX

                                                                                     Page No.
                                                                                     --------
                                     PART I

Item 1.   Business                                                                      3
Item 2.   Properties                                                                    6
Item 3.   Legal Proceedings                                                             6
Item 4.   Submission of Matters to a Vote of Security Holders                           7
          Executive Officers of the Registrant                                          7

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters         9
Item 6.   Selected Financial Data                                                      10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                   11
Item 8.   Financial Statements and Supplementary Data                                  11
          Quarterly Financial Data (Unaudited)                                         11
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                         11

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant                           11
Item 11.  Executive Compensation                                                       11
Item 12.  Security Ownership of Certain Beneficial Owners and Management               12
Item 13.  Certain Relationships and Related Transactions                               12

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K              12
          Exhibit Index                                                                12
          Signatures                                                                   19

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN AMERITRADE HOLDING CORPORATION AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S FISCAL YEAR ENDED THE LAST FRIDAY OF SEPTEMBER.

Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


PART I
ITEM 1.  BUSINESS

Ameritrade Holding Corporation and its subsidiaries (collectively referred to as the "Company") provide discount securities brokerage and clearing execution services to their customers. The Company's primary focus is serving retail customers by providing products and services at prices that are significantly less than traditional full-commission securities brokers. The Company's retail brokerage customers are able to trade securities through a variety of means, including the Internet. The Company provides its customers with investment news and information as well as educational services. The Company also provides clearing and execution services for both its own brokerage operations as well as for unaffiliated broker-dealers. During fiscal 1998, over 95 percent of the Company's net revenues were derived from its retail discount brokerage activities and clearing and execution service.

The Company was established in 1971 and has been engaged in the discount brokerage industry since 1975. The Company's primary subsidiaries include: its discount brokerage operating units: Ameritrade (Inc.), Accutrade, Inc. ("Accutrade") and AmeriVest, Inc. ("AmeriVest"); its securities clearing firm, Advanced Clearing, Inc. ("Advanced Clearing"), formerly known as AmeriTrade Clearing, Inc.; and its development-stage on-line financial services company, OnMoney Financial Services Corporation ("OnMoney").

RETAIL DISCOUNT BROKERAGE
The Company provides retail discount brokerage services under two separate operating subsidiaries, Ameritrade (Inc.) and Accutrade. At the end of fiscal 1998, the Company had approximately 306,000 core discount brokerage accounts which represents an increase of approximately 212 percent from the number of accounts at the end of fiscal 1997. The Company's average trading volume during the fourth quarter of fiscal 1998 increased to approximately 24,000 executed trades per day. This compares to approximately 9,000 and 3,500 trades executed per day during the fourth quarters of fiscal 1997 and 1996, respectively. The rapid increase in the number of accounts and trading activity is due in large part to an extensive national advertising campaign undertaken by the Company during fiscal 1998. During fiscal 1998, the Company spent over $40 million in a nationwide advertising and promotion program for the Ameritrade (Inc.) brand. This program resulted in 225,000 new accounts and added a net $4 billion to assets in customer accounts during fiscal 1998, as well as significant brand awareness and press coverage.

Retail customers have the ability to trade equity securities, options, mutual funds and bonds through the Internet, PC-based software, personal digital assistant, touchtone telephone and facsimile as well as through a traditional registered representative. During the quarter ended September 25, 1998, approximately 80 percent of the trades executed by the Company were made electronically compared with approximately 50 percent of the trades made during the quarter ended September 26, 1997. Depending on the medium used by the customer, trades may be executed for as little as $8 regardless of the number of shares bought or sold. This represents considerable savings over the trading fees charged by traditional full-commission brokers. In addition to lower transaction costs, the Company's retail discount brokerage customers are able to access a broad range of services designed to meet their individual needs, including real-time quotes, investment news, research and information. The Company also strives to provide educational services for its customers in an effort to make investing understandable and interesting to investors of all ability levels. During fiscal 1998, the Company released "Darwin(TM): Survival of the Fittest," the first interactive CD-ROM-based options trading simulator. Darwin includes a comprehensive options tutorial that is designed to allow investors to learn basic and advanced option trading strategies, trade fictional equities and options, formulate investment strategies, track performance with real-time stock graphs and compete against other players over a LAN or the

Internet, all in a "real-world" trading environment. Darwin is available at no cost through the Darwin website (http://darwin.ameritrade.com).

AMERITRADE (INC.)
Ameritrade (Inc.) was formed in 1997 through the consolidation of three previously independent operating units of the Company - Ceres Securities, Inc. ("Ceres"), K. Aufhauser & Co. and the eBroker division of All American Brokers, Inc.

The strategy of Ameritrade (Inc.) is to attract, retain and grow the number of customer accounts and the assets held within those accounts. The national advertising and marketing program that was launched in October 1997 was very successful in building brand awareness, helping the Company open 225,000 new accounts and add a net $4 billion to assets in customer accounts during the fiscal year. The advertising and marketing program will continue in the future with the expectation of distinguishing the Ameritrade (Inc.) brand, as well as its products and services, from its competitors.

During fiscal 1998, Ameritrade (Inc.) launched the redesign of its Internet website. The new site (www.ameritrade.com) incorporates real-time quotes, expanded news and research resources as well as industry-leading trading features. Ameritrade (Inc.) has implemented an innovative three-tiered order ticket offering basic, intermediate and advanced trading options. Ameritrade (Inc.) also offers online help wizards to guide novice investors through the process of executing limit orders for both equities and options. In addition, the Ameritrade (Inc.) trading site facilitates advanced option trading strategies, including spreads, straddles and buy/writes. The site also allows mutual fund investors to easily exchange funds within the same fund family.

ACCUTRADE
Accutrade provides value added discount brokerage services to sophisticated investors. Accutrade introduced a software package known as Accutrade for Windows in March 1996 to provide investors with an online investing system and the ability to manage their financial assets. Customers using Accutrade for Windows may place orders for stocks, mutual funds, options and corporate bonds. Customers can also review their balances, positions, transaction history, order status and obtain quotes. In addition, the program enables customers to track multiple portfolios and tax lots and generates a variety of reports, including a Schedule D for income tax purposes. One of the advanced features of Accutrade for Windows is the ability to make program investments. This feature permits customers to create conditions under which orders will be placed and then have their personal computer monitor the market to automatically place the order. Customers can also design baskets of stocks to track and trade. A price history of the basket can be tracked to determine how the basket is performing and a single order can buy or sell the basket. In October 1997, Accutrade for Windows was named a finalist by PC Computing magazine in its annual Most Valuable Product competition.

During fiscal 1998, Accutrade also launched the redesign of its website. The new site (www.accutrade.com) incorporates many of the same features of the Ameritrade (Inc.) site described above.

CLEARING AND EXECUTION SERVICES
The Company provides clearing and execution services to its discount brokerage businesses, as well as to independent broker-dealers, depository institutions, registered investment advisors and financial planners through its subsidiary, Advanced Clearing. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. The clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. Advanced Clearing's correspondents, as introducing brokers, are responsible for all customer contact, including opening customer accounts, responding to customer inquiries and placing customer orders with the clearing broker. As a clearing broker, Advanced Clearing provides the following back office functions: maintaining customer accounts; extending credit (in a margin account) to the customer; settling security transactions with clearing houses (e.g., the Depository Trust Company and the National Securities Clearing Corporation); settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the customer; safeguarding funds and securities in customer accounts; transmitting tax accounting information to the customer and to the applicable tax authority; forwarding prospectuses, proxies and other shareholder information to customers; preparing books and records in support of the above; and other related activities.

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

The Company makes loans to customers collateralized by customer securities. Margin lending by the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System ("Federal Reserve"), National Association of Securities Dealers ("NASD") margin requirements and the Company's internal policies, which are more stringent than the Federal Reserve and NASD requirements. By permitting customers to purchase on margin, the Company takes the risk of a market decline that could reduce the value of the collateral held by the Company to below the customers' indebtedness before the collateral can be sold. Under applicable NASD rules, in the event of a decline in the market value of the securities in a margin account, the Company is obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25 percent of the value of the securities in the account. The Company's current internal requirement, however, is that the customer's equity not fall below 30 percent of the value of the securities in the account. If it does, the customer will be required to increase the account's equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as the Company deems necessary for certain accounts, groups of accounts, securities, or groups of securities.

OTHER FINANCIAL SERVICES
The Company also provides other financial services through two wholly-owned subsidiaries: AmeriVest and OnMoney.

AmeriVest is a wholesale provider of discount brokerage services to depository institutions, including banks, savings and loans and credit unions. AmeriVest provides these institutions with a vehicle with which to provide brokerage services to their retail customers without the need for the institutions themselves to register as broker-dealers.

OnMoney is in the process of developing an Internet-based financial management system. The OnMoney system is envisioned to provide its system users with comprehensive access to all of their personal finance needs from their personal computers. OnMoney is currently testing its system and expects to initiate service in fiscal 1999.

INVESTMENTS
As of September 25, 1998, the Company owned approximately 3.95 million shares (approximately 7.7 percent) of the common stock of Knight/Trimark Group, Inc. ("Knight/Trimark"). Knight/Trimark is a publicly traded market maker in over-the-counter equity securities for those securities traded in the Nasdaq stock market, the OTC Bulletin Board and those listed on the New York and American Stock Exchanges. The customer base of Knight/Trimark consists primarily of registered broker-dealers and financial institutions. The Company has executed a portion of its securities transactions through subsidiaries of Knight/Trimark since March 1995 and expects to continue to use Knight/Trimark for execution of securities transactions in the future.

The Company has a minority interest in Comprehensive Software Systems, Ltd. ("CSS"). CSS is a partnership formed for the purpose of developing a variety of software for broker-dealers, banks and other financial institutions. The Company also has a minority interest in Adirondack Trading Partners LLC, a development stage company formed to trade listed equity and index options.

COMPETITION
The market for discount brokerage services, particularly electronic brokerage services, is new, rapidly evolving, intensely competitive and has few barriers to entry. The Company has seen a dramatic increase in competition during 1998 and expects competition to continue and intensify in the future. The Company encounters direct competition from approximately 100 other discount brokerage firms, many of which provide electronic brokerage services. These competitors include such discount brokerage firms as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., National Discount Brokers Group, Inc., Quick & Reilly, Inc., Waterhouse Securities, Inc. and E*Trade Group, Inc. The Company also encounters competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services.

In addition, price competition intensified significantly in 1998. Ameritrade (Inc.) was launched in October 1997 with $8 commissions for market equity trades executed over the Internet. Within a few months, several competitors had lowered their commissions. According to a report published by Credit Suisse First Boston, the average commission charged by the ten largest online trading firms decreased to $15.75 at the end of the June 1998 quarter from over $50 two years earlier.

REGULATION
The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission ("SEC") and to be members of the NASD. As such, the Company is subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of the NASD. Such regulations establish, among other things, minimum net capital requirements for the Company and its operating subsidiaries. The Company is also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

In its capacity as a securities clearing firm, Advanced Clearing is a member of the National Securities Clearing Corporation, the Depository Trust Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, Advanced Clearing is required to comply with the rules of such clearing agencies, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions.

Margin lending activities are subject to limitations imposed by the Federal Reserve and the NASD. In general, these regulations provide that in the event of a decline in the value of securities collateralizing a margin account, the Company is required to obtain additional collateral from the borrower.

RESEARCH AND DEVELOPMENT
The Company views development of new products and services as essential to its future growth and, therefore, devotes substantial resources to it. In fiscal 1998, the Company spent approximately $6.1 million on research and development, compared to $2.8 million in fiscal 1997 and $1.5 million in fiscal 1996.

EMPLOYEES
As of September 25, 1998, the Company employed a total of 985 full-time equivalent employees, of which 223 were registered representatives. The number of employees has grown from the 412 full-time equivalent employees as of the end of fiscal 1997 in response to the growth in the number of accounts and transaction volume experienced by the Company in fiscal 1998. The Company does not expect the increase in employees, on a percentage basis, to be as significant in fiscal 1999 as it was in fiscal 1998. None of the Company's employees are covered under a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

The Company's headquarters are located in Omaha, Nebraska and occupy approximately 74,000 square feet of leased space. The existing lease expires in December 2017. During the third quarter of fiscal 1998, the Company leased an additional facility in Bellevue, Nebraska with approximately 132,000 square feet. This additional facility is used as an operations center for Ameritrade (Inc.). The Bellevue facility has a lease that expires in January 2008. The Company also leases four other locations in Omaha, White Plains, New York and New York City totaling approximately 25,000 square feet. The leases on these properties expire from November 1999 through August 2001.


ITEM 3.  LEGAL PROCEEDINGS

On September 16, 1998, a putative class action complaint was filed in the District Court, Douglas County, Nebraska, seeking injunctive and equitable relief due to the Company's alleged breach of contract, violation of the Consumer Protection Act, fraudulent inducement, negligent misrepresentation, negligence and unjust enrichment regarding the Company's alleged inability to handle the volume of subscribers to its Internet brokerage services. The complaint seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices and unspecified compensatory damages. The Company believes that it has viable defenses to the allegations raised in the complaint. However, because this proceeding is at a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the ultimate outcome of this matter.

The Company and its operating units are parties to a number of other legal matters arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially affect the Company's results of operations or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT
The Company's executive officers are as follows:

Name                    Age     Position
----                    ---     --------
J. Joe Ricketts         57      Chairman and Chief Executive Officer
Robert T. Slezak        41      Vice President, Chief Financial Officer and Treasurer
Susan M. Hohman         56      Vice President, Infrastructure and Facilities
Peter D. Horst          36      Vice President, Marketing
David D. Jones          37      Vice President, Human Resources
Joseph A. Konen         51      Chief Executive Officer, OnMoney Financial Services Corporation
J. Peter Ricketts       34      President of Accutrade, Secretary of Ameritrade Holding Corporation
Kurt D. Halvorson       36      President of Advanced Clearing
Michael J. Anderson     42      President of Ameritrade (Inc.)


J. Joe Ricketts has served as a director and as Chairman and Chief Executive Officer of the Company since 1981. In 1975 Mr. Ricketts became associated with the Company and served as an employee, director, officer and 25 percent investor. From 1976 to 1981 the other partners retired, allowing Mr. Ricketts to acquire majority control of the Company. Prior to 1975, Mr. Ricketts was a registered representative with a national brokerage firm, an investment advisor with Ricketts & Co. and a branch manager with Dun & Bradstreet. Mr. Ricketts is a director of CSS Management. Mr. Ricketts currently serves as a member of the District Committee for District 4 of the NASD. Mr. Ricketts is a member of the Board of Trustees for Father Flanagan's Boys' Home (Boys Town) and on the Board of Directors of Creighton University. Mr. Ricketts received his B.A. in economics from Creighton University.

Robert T. Slezak has served as Vice President, Chief Financial Officer and Treasurer of the Company since January 1989 and has served as a director since October 1996. Mr. Slezak joined the Company in March 1987 and served as Operations Manager at Advanced Clearing until January 1989. Prior to that time, Mr. Slezak was a Senior Financial Analyst for Peter Kiewit Sons, Inc., an international construction and mining company, from August 1985 to March 1987. From January 1980 to August 1985, Mr. Slezak was on the audit staff of Deloitte & Touche, a big five accounting firm. Mr. Slezak served as a member of the District Committee for District 4 of the NASD from 1990 to 1992 and as a member of its Nominating Committee from 1993 to 1994. Mr. Slezak is a Certified Public Accountant. Mr. Slezak holds a B.S. in business from the University of Nebraska at Omaha and an M.B.A. from Creighton University.

Susan M. Hohman was appointed Vice President, Infrastructure and Facilities effective September 1998. Mrs. Hohman had served as Vice President, Human Resources, of the Company since August 1986. Mrs. Hohman was a member of the Human Resources Committee of the Securities Industry Association in 1993. Mrs. Hohman received a B.S. in management from Bellevue University.

Peter D. Horst has served as Vice President of Marketing since December 1997. Prior to joining The Company, Mr. Horst held various marketing and strategy related roles at U S WEST, a provider of communications, entertainment and information services, from August 1994 until November 1997. From June 1988 to August 1994, Mr. Horst served as Marketing Manager at General Mills, a leading packaged foods company, with responsibility for some of its larger consumer brands. Mr. Horst holds a B.A. from Harvard University and an M.B.A. from the Tuck School at Dartmouth College.

David D. Jones has served as Vice President of Human Resources since September 1998. Prior to joining The Company, Mr. Jones was the Executive Director of Human Resources for the University of Nebraska Medical Center from September 1994 until August 1998. From March of 1986 to July 1992, Mr. Jones served as Assistant Director of Personnel at West Virginia University United Hospital Center. He was later promoted to Vice President of Human Resources. He then became Vice President of Human Development at the Beaver Valley Medical Center in Beaver, Pennsylvania. Mr. Jones was also an Adjunct Faculty at Fairmont State College in Fairmont, West Virginia where he taught Personnel and Human Resources Management. Mr. Jones received his B.A. in Psychology and M.A. in Industrial and Labor Relations from West Virginia University. He is certified as a Senior Professional in Human Resources (SPHR) and as a Consultant in Managing Organizational Change.

Joseph A. Konen has served as Chief Executive Officer of OnMoney since November 1, 1998 and has served as a director of the Company since October 1996. Mr. Konen had served as President and Chief Operating Officer of the Company from October 1994 to November 1998. From October 1992 to April 1995, Mr. Konen served as President of Advanced Clearing. Mr. Konen served as Operations Manager of Advanced Clearing from February 1992 to October 1992. Mr. Konen was a principal in Joseph A. Konen & Associates, a management consulting firm, from June 1990 to February 1992. Mr. Konen was President and Chief Executive Officer of Vital Learning Corporation, a training industry firm, from January 1989 to June 1990 and was President and Chief Executive Officer of its parent, Vital Resources, Inc., from October 1987 to June 1990. Mr. Konen held various executive management positions from 1970 to 1987 with responsibility for corporate finance, including acquisitions, divestitures and strategic planning. Mr. Konen was a member of the Clearing Firms Committee of the Securities Industry Association from 1995 to 1996 and was a member of its Membership Committee from 1993 to 1994. Mr. Konen holds a B.A. in economics and an M.B.A. in finance from Indiana University.

J. Peter Ricketts has served as Secretary of the Company since November 1996 and as President of Accutrade since November 1997. From October 1997 to November 1997, Mr. Ricketts served as General Manager of Accutrade. From August 1996 to October 1997, Mr. Ricketts served as Director of Corporate Development of the Company. From April 1995 to August 1996, Mr. Ricketts served as Project Director for Accutrade. From January 1995 to March 1995, Mr. Ricketts served as Vice President of Ceres and from May 1994 to January 1995 as President of Ceres. Mr. Ricketts was a customer service representative for Accutrade from December 1993 to May 1994. Mr. Ricketts worked as Manager, Business Development, for Woodward Clyde Consultants, an environmental consulting firm, from October 1992 to September 1993. Mr. Ricketts served as Account Representative for Union Pacific Railroad from July 1991 to September 1992. Mr. Ricketts holds a B.A. in biology and an M.B.A. from the University of Chicago. J. Peter Ricketts is the son of J. Joe Ricketts.

Kurt D. Halvorson has served as President of Advanced Clearing since April 1997. Mr. Halvorson served as Vice President and General Manager of Advanced Clearing April 1996 to March 1997. Mr. Halvorson served as Vice President and Controller of Advanced Clearing from October 1992 to March 1996 and as Controller of Advanced Clearing from September 1987 to October 1992. Mr. Halvorson was on the audit staff of Deloitte & Touche, a big five public accounting firm, from 1984 to September 1987. Mr. Halvorson is a Certified Public Accountant. Mr. Halvorson received a B.S. in business from the University of Nebraska.

Michael J. Anderson has served as President of Ameritrade, (Inc.) since October 1997. From May 1996 to October 1997, Mr. Anderson was the President of Accutrade. Mr. Anderson served as General Manager of Accutrade from August 1994 to May 1996 and served as Director of Marketing and Sales of Advanced Clearing from October 1992 until August 1994. Mr. Anderson was an account executive for Vital Learning Corporation, a training industry firm, from January 1990 to October 1992. From 1985 to January 1990, Mr. Anderson served in several marketing capacities for Majers and A.C. Nielsen. Mr. Anderson served in sales and sales management capacities from 1979 to 1985 with Procter & Gamble. Mr. Anderson is President of the National Discount Brokerage Association and is currently a trustee for the SIA's Security Industry Institute. Mr. Anderson also has served as the founding President of a local Toastmasters' chapter and as the Vice President of Marketing with Sales and Marketing Executives of the Midlands. In addition, he served as President of the Omaha chapter of the American Society of Training and Development. Mr. Anderson received a B.S. in marketing from Iowa State University.

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A COMMON STOCK
The Company's Class A Common Stock (the "Class A Stock") has been traded on the Nasdaq National Market under the symbol "AMTD" since March 4, 1997. The following table shows the high and low closing sales prices for the Class A Stock of the Company for the period indicated, as reported by the Nasdaq National Market. The prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. In August 1998, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, price information for periods prior to the stock split have been adjusted to reflect the stock split.

                                  CLASS A STOCK PRICE
                  -----------------------------------------------------
                  For the fiscal year ended   For the fiscal year ended
                      September 25, 1998          September 26, 1997
                  -------------------------   -------------------------
                       High         Low            High          Low
                  ------------   ----------   ------------    ---------
Fourth Quarter    $    22.875    $  13.500     $   13.156     $   7.531
Third Quarter     $    16.375    $  12.344     $    8.875     $   6.063
Second Quarter    $    15.031    $  11.375     $   10.625*    $   8.375*
First Quarter     $    18.875    $  10.813     $      n/a     $     n/a

*Commencing March 4, 1997

The closing sale price of the Company's Class A Stock as reported on the Nasdaq National Market on December 15, 1998 was $19.50 per share. As of that date there were 143 holders of record of the Company's Class A Stock based on information provided by the Company's transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders of the Company because certain stock is held in the name of nominees. Based on the best information available to the Company by the transfer agent, there are approximately 9,100 beneficial holders of the Company's Class A Stock.

As of December 15, 1998, 2,728,800 shares of the Company's Class B Common Stock (the "Class B Stock" together with the Class A stock, the "Common Stock") were outstanding, all of which are held of record by J. Joe Ricketts and Marlene Ricketts or certain entities controlled by them. The Class B Stock is not listed on any exchange and is not traded over the counter. Each share of Class B Stock is convertible into one share of Class A Stock at any time at the election of the holder thereof. Each share of Class B Stock shall automatically convert into one share of Class A Stock in the event of a transfer of such share of Class B Stock to any person other than J. Joe Ricketts, Marlene Ricketts, the lineal descendants of J. Joe Ricketts and Marlene Ricketts and their spouses, or any trust or other person or entity that holds Class B Stock for the benefit of any of the foregoing (the "Control Group"). In addition, the Class B Stock shall automatically convert on a share for share basis into Class A Stock if the number of shares of outstanding Common Stock held by the Control Group falls below 20 percent of the number of shares of outstanding Common Stock.

DIVIDENDS
The Company has not declared or paid cash dividends on its Common Stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends. The payment of any future dividends will be at the discretion of the Company's Board of Directors, subject to the provisions of the revolving credit agreement and will depend upon a number of factors, including future earnings, the success of the Company's business activities, capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA
In thousands, except per share and operating data


                                                                                       Fiscal Year Ended
                                                                 --------------------------------------------------------------
                                                                  SEPT. 25,     SEPT. 26,    SEPT. 27,    SEPT. 29,    SEPT. 30,
                                                                    1998          1997         1996          1995        1994
                                                                 -----------    ---------    ---------    ---------    ---------
CONSOLIDATED STATEMENTS OF INCOME DATA:
  REVENUES:
     Commissions and clearing fees...........................      $  85,644    $  51,937    $  36,470    $  23,977    $  20,386
     Interest revenue........................................         66,716       36,623       22,518       16,297        9,856
     Equity income (loss) from investments...................          5,083        3,444        3,359          543         (575)
     Gain from sale of investments...........................            795            -            -          584            -
     Other...................................................          5,956        3,663        3,032        1,481        1,694
                                                                  ----------    ---------    ---------    ---------    ---------
        Total revenues.......................................        164,194       95,667       65,379       42,882       31,361
     Interest expense........................................         29,279       18,429       11,040        7,862        3,912
                                                                  ----------    ---------    ---------    ---------    ---------
        Net revenues.........................................        134,915       77,238       54,339       35,020       27,449
  Expenses excluding interest:
     Employee compensation and benefits......................         36,083       19,291       14,050        8,482        6,538
     Commissions and clearance...............................          5,762        3,320        2,531        2,517        1,717
     Communications..........................................         12,926        5,623        3,686        2,353        1,892
     Occupancy and equipment costs...........................         10,622        5,423        2,890        1,627        1,412
     Advertising.............................................         43,614       13,971        7,537        4,842        5,987
     Other...................................................         25,377        8,185        5,228        4,369        2,453
                                                                  ----------    ---------    ---------    ---------    ---------
        Total expenses excluding interest....................        134,384       55,813       35,922       24,190       19,999
                                                                  ----------    ---------    ---------    ---------    ---------
  Income before provision for income taxes...................            531       21,425       18,417       10,830        7,450
  Provision for income taxes.................................            321        7,603        7,259        3,799        2,619
                                                                  ----------    ---------    ---------    ---------    ---------
  Net income.................................................     $      210    $  13,822    $  11,158    $   7,031    $   4,831
                                                                  ==========    =========    =========    =========    =========
  Basic earnings per share...................................     $     0.01    $    0.50    $    0.44    $    0.27    $    0.19
  Diluted earnings per share.................................     $     0.01    $    0.50    $    0.44    $    0.27    $    0.19
  Weighted average shares outstanding - Basic................         29,031       27,538       25,628       25,628       25,712
  Weighted average shares outstanding - Diluted..............         29,077       27,539       25,628       25,628       25,712

OPERATING DATA:
  Average customer trades per day............................         18,407        6,571        3,670        2,055        1,519
  Assets in customer accounts (In billions)..................     $     11.4    $     7.3    $     4.0    $     2.4    $     1.7
  Number of core accounts (1)................................        306,000       98,000       52,000       38,000       18,000
  Net revenue per trade......................................     $    29.20    $   46.65    $   58.76    $   67.09    $   70.31
  Pre-advertising operating expense per trade................     $    19.65    $   25.27    $   30.69    $   37.07    $   35.89
  Operating margin (2).......................................              0%          28%          34%          31%          27%
  Pre-advertising operating margin (3).......................             33%          46%          48%          45%          49%
  Return on average equity (4)...............................              0%          28%          44%          47%          49%


                                                                  SEPT. 25,     SEPT. 26,    SEPT. 27,    SEPT. 29,    SEPT. 30,
                                                                    1998          1997         1996          1995        1994
                                                                 -----------    ---------    ---------    ---------    ---------
CONSOLIDATED BALANCE SHEETS DATA:
  Cash and segregated investments............................     $  527,982    $ 373,286    $ 191,436    $ 125,456    $ 101,352
  Receivable from customers and correspondents, net..........        647,122      325,407      166,075      130,187       99,627
  Total assets...............................................      1,290,402      757,357      401,679      287,105      216,991
  Payable to customers and correspondents....................      1,136,082      666,279      356,943      251,862      198,539
  Notes payable..............................................         11,000            -        4,853        7,097            -
  Stockholders' equity.......................................         84,572       66,989       30,662       19,504       12,473

----------------------
(1) Core accounts consist of open accounts in the Company's discount brokerage subsidiaries.
(2) Operating margin is computed by dividing income before provision for income taxes by net revenues.
(3) Pre-advertising operating margin is computed by dividing income before provision for income taxes plus advertising and promotional expenses by net revenues.
(4) Return on average equity is computed by dividing net income by stockholders' equity averaged on a quarterly basis.

* Fiscal 1994 was a 53-week year. All other periods presented are 52-week years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data in Item 6 and the Consolidated Financial Statements and Notes thereto in the Company's 1998 Annual Report to Stockholders. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished pursuant to this item is set forth in the Consolidated Financial Statements and under the caption "Quarterly Financial Data (Unaudited)" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about Directors required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 25, 1998 (the "Proxy Statement"). Information about Executive Officers is shown on pages 7 and 8 of this filing.


ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

    1.  Financial Statements

        The financial statements and independent auditors' report are set forth in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

        Independent Auditors' Report
        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Cash Flows
        Consolidated Statements of Stockholders' Equity
        Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules
        Condensed Parent Company Only Financial Statements are included in 14(d) below.

    3.  Exhibits

           3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

           3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

           3.3 Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated February 10, 1998 (incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

           3.4 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated December 11, 1998

           4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.1 Agreement of Limited Partnership, dated as of February 4, 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.5 Sale of Minority Interest Agreement between Comprehensive Software Systems, Ltd. and ADP Financial Information Services, Inc., dated as of June 3, 1998

          10.6 Broker Loan Pledge and Security Agreement, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.7 Master Broker Loan Note, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.8    Lease, dated as of July 14, 1993, between John Joe and Marlene
                  M. Ricketts and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit
                  10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.9 Amendment to Lease, dated as of September 27, 1996, between John Joe and Marlene M. Ricketts and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7,
                  1997)

          10.10 Lease, dated as of October 5, 1995, between A.C. Nielsen Company and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.11 First Amendment to Lease, dated as of August 23, 1996, between A.C. Nielsen Company and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to
                  Exhibit 10.23 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.12 Second Amendment to Lease, dated as of October 5, 1997, between A.C. Nielsen Company and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's annual report on Form 10-K filed on December 23,
                  1997)

          10.13 Lease, dated as of March 10, 1996, between New York Executive Office Network and K. Aufhauser & Company, Inc. (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.14 Lease, dated as of June 20, 1996, between Christ Community Church and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.15 Employment Contract, dated as of December 3, 1996, between J. Joe Ricketts and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.16 Employment Contract, dated as of December 3, 1996, between Joseph A. Konen and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.17 Employment Contract, dated as of December 3, 1996, between Robert T. Slezak and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.18   Form of Executive Bonus Plan (incorporated by reference to
                  Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.19   1996 Long-Term Incentive Plan (incorporated by reference to
                  Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.20   Amendment to 1996 Long-Term Incentive Plan dated November 11,
                  1997

          10.21 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997

          10.22 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

          10.23 Lease, dated as of January 19, 1998, between United Investment Joint Venture and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

          10.24 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.24 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

          10.25   Operating Agreement of Adirondack Trading Partners LLC

          13.1    Ameritrade Holding Corporation 1998 Annual Report to
                  Stockholders

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

          24.2 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Thomas Y. Hartley

          24.3 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Charles L. Marinaccio

          24.4 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Mark L. Mitchell

          24.5 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of John W. Ward

          24.6 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of David W. Garrison

          24.7 Power of Attorney authorizing Robert T. Slezak to sign the annual report on Form 10-K on behalf of Joseph A. Konen

          27.1    Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

(d)  Condensed Parent Company Only Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrade Holding Corporation and Subsidiaries Omaha, Nebraska

We have audited the consolidated financial statements of Ameritrade Holding Corporation and subsidiaries (collectively, the "Company") as of September 25, 1998 and September 26, 1997 and for each of the three years in the period ended September 25, 1998 and have issued our report thereon dated October 27, 1998; such consolidated financial statements and report are included in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Ameritrade Holding Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 27, 1998

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997


ASSETS                                                                                              1998            1997
                                                                                                ------------     -----------
Cash and cash equivalents...................................................................    $        876     $13,102,890
Investments in subsidiaries.................................................................      66,930,299      41,790,733
Furniture, equipment and leasehold improvements - net of accumulated
  depreciation and amortization: 1998 - $1,146,505; 1997 - $441,802.........................      13,572,089       2,246,178
Investments.................................................................................      30,760,729      12,597,972
Deferred income taxes.......................................................................               -       1,128,759
Other assets................................................................................       1,153,834         787,465
                                                                                                ------------     -----------
      Total assets..........................................................................    $112,417,827     $71,653,997
                                                                                                ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................................................       6,379,954       4,664,903
  Notes payable.............................................................................      11,000,000               -
  Deferred income taxes.....................................................................      10,465,789               -
                                                                                                ------------     -----------
      Total liabilities.....................................................................      27,845,743       4,664,903
                                                                                                ------------     -----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $1 par value; authorized 3,000,000 shares, none issued...................               -               -
  Common stock, $0.01 par value:
      Class A - 60,000,000 shares authorized; 26,306,846 shares issued......................         263,068         263,068
      Class B - 60,000,000 shares authorized; 2,728,800 shares issued and
      outstanding...........................................................................          27,288          27,288
                                                                                                ------------     -----------
      Total common stock....................................................................         290,356         290,356

Additional paid in capital..................................................................      23,135,653      23,152,328
Retained earnings...........................................................................      43,756,848      43,546,410
Treasury stock - Class A shares at cost (9,442 shares at Sept. 25, 1998)....................        (133,388)              -
Net unrealized investment gain..............................................................      17,522,615               -
                                                                                                ------------     -----------
      Total stockholders' equity............................................................      84,572,084      66,989,094
                                                                                                ------------     -----------
      Total liabilities and stockholders' equity............................................    $112,417,827     $71,653,997
                                                                                                ============     ===========

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 25, 1998, SEPTEMBER 26, 1997
AND SEPTEMBER 27, 1996

                                                                        1998          1997        1996
                                                                    -----------   -----------  ------------
Revenues:
  Interest revenue................................................  $    44,785   $   399,526   $    30,722
  Equity income from investments..................................    5,083,172     3,443,807     3,358,871
  Gain from sale of investment....................................      794,634           -             -
  Management Fee..................................................    9,360,000     5,374,640     3,668,000
  Other...........................................................      252,318       155,251       188,636
                                                                    -----------   -----------   -----------
    Total revenues................................................   15,534,909     9,373,224     7,246,229
  Interest expense................................................      688,727       219,680       679,143
                                                                    -----------   -----------   -----------
    Net revenues..................................................   14,846,182     9,153,544     6,567,086

Expenses excluding interest:
  Employee compensation and benefits..............................    6,625,585     5,411,298     3,384,859
  Other...........................................................    7,804,500     3,136,674       990,589
                                                                    -----------   -----------   -----------
    Total expenses excluding interest.............................   14,430,085     8,547,972     4,375,448
                                                                    -----------   -----------   -----------
  Income from operations before provision for income
   taxes and equity in earnings of subsidiaries...................      416,097       605,572     2,191,638
  Provision for income taxes......................................      169,565       222,143       806,015
                                                                    -----------   -----------   -----------
  Income before equity in earnings (loss) of subsidiaries.........      246,532       383,429     1,385,623
  Equity in earnings (loss) of subsidiaries.......................      (36,094)   13,438,720     9,772,722
                                                                    -----------   -----------   -----------
  Net Income......................................................  $   210,438   $13,822,149   $11,158,345
                                                                    ===========   ===========   ===========

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 25, 1998, SEPTEMBER 26, 1997 AND SEPTEMBER 27,
1996

                                                                        1998          1997        1996
                                                                    -----------   -----------  -----------
Cash Flows From Operating Activities:
  Net income......................................................  $   210,438   $13,822,149   $11,158,345
  Adjustments to reconcile net income to net cash from
   operating activities:
  Equity in earnings of subsidiaries..............................       36,094   (13,438,720)   (9,772,722)
  Depreciation and amortization...................................      714,950       200,348       123,006
  Deferred income taxes...........................................      435,631      (319,714)     (152,165)
  Equity income from investments..................................   (5,083,172)   (3,443,807)   (3,358,871)
  Gain from sale of investment....................................     (794,634)         -             -
  Changes in operating assets and liabilities:
    Other assets..................................................     (373,021)     (232,494)       75,990
    Accounts payable and accrued liabilities......................    1,715,051     1,384,655     1,328,204
                                                                    -----------   -----------   -----------
    Net cash provided by (used in) operating activities...........   (3,138,663)   (2,027,583)     (598,213)
                                                                    -----------   -----------   -----------
Cash Flows From Investing Activities:
  Acquisition of subsidiary.......................................          -             -        (188,953)
  Investment in subsidiaries......................................  (40,569,727)   (9,710,640)     (640,081)
  Dividends from subsidiaries.....................................   15,350,000     5,970,000     7,140,000
  Purchase of furniture, equipment and leasehold improvements.....  (12,034,209)   (1,784,386)      (98,396)
  Purchase of investments.........................................   (1,652,740)     (659,613)   (6,272,361)
  Distributions received from investments.........................   12,264,993     3,663,231     2,902,004
  Proceeds from sale of investments...............................    5,828,395           -             -
                                                                    -----------   -----------   -----------
    Net cash provided by (used in) investing activities...........  (20,813,288)   (2,521,408)    2,842,213
                                                                    -----------   -----------   -----------

Cash Flows From Financial Activities:
  Issuance of Class A common stock................................          -          33,750           -
  Proceeds from initial public offering, net of offering costs....          -      22,471,131           -
  Proceeds from notes payable.....................................   22,500,000           -             -
  Principal payments on notes payable.............................  (11,500,000)   (4,853,000)   (2,244,000)
  Purchase of treasury stock......................................     (286,375)          -             -
  Reissuance of treasury stock....................................      136,312           -             -
                                                                    -----------   -----------   -----------
  Net cash provided by (used in) financial activities.............   10,849,937    17,651,881    (2,244,000)
                                                                    -----------   -----------   -----------

  Net Increase (Decrease) in Cash and Cash Equivalents............  (13,102,014)   13,102,890           -
  Cash and Cash Equivalents at Beginning of Year..................   13,102,890           -             -
                                                                    -----------   -----------   -----------
  Cash and Cash Equivalents at End of Year........................  $       876   $13,102,890   $       -
                                                                    ===========   ===========   ===========

  Supplemental Cash Flow Information:
    Interest paid.................................................  $   590,522   $   259,369   $   640,398
    Income taxes paid (refunds received)..........................  $  (266,066)  $   541,857   $   958,180

  Supplemental Investing Activities:
    Unrealized investment gain, net of deferred taxes of
     $11,202,984..................................................  $17,522,615   $       -     $       -

  Noncash Financial Activities:
    Retirement of treasury stock..................................  $       -     $       -     $ 1,437,399

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on the 18th day of December, 1998.


Ameritrade Holding Corporation


By: /s/ J. Joe Ricketts
    -------------------
J. Joe Ricketts
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)


By: /s/ Robert T. Slezak
    --------------------
Robert T. Slezak
Vice President, Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 18th day of December, 1998.



/s/ J. Joe Ricketts                                                  /s/ Thomas Y. Hartley  (1)
-------------------                                                  --------------------------
J. Joe Ricketts                                                      Thomas Y. Hartley
Chairman, Chief Executive Officer and Director                       Director


/s/ Robert T. Slezak                                                 /s/ Charles L. Marinaccio  (1)
--------------------                                                 ------------------------------
Robert T. Slezak                                                     Charles L. Marinaccio
Vice President, Chief Financial Officer, Treasurer and Director      Director


/s/ Joseph A. Konen  (1)                                             /s/ Mark L. Mitchell  (1)
------------------------                                             -------------------------
Joseph A. Konen                                                      Mark L. Mitchell
Director                                                             Director


/s/ Gene L. Finn  (1)                                                /s/ John W. Ward  (1)
---------------------                                                ---------------------
Gene L. Finn                                                         John W. Ward
Director                                                             Director


/s/ David W. Garrison  (1)
--------------------------
David W. Garrison
Director




(1) By:  /s/ Robert T. Slezak
         --------------------
         Robert T. Slezak, Attorney-In-Fact