Form 10-K/A
period 1998-09-25
AMERITRADE HOLDING CORP
filed 1999-01-20
CIK 1027401

 ===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                FORM 10-K/A No. 1

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended September 25, 1998
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         Commission file number: 0-22163
                                                 -------

                         AMERITRADE HOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   47-0642657
     -------------------------------                 ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                 4211 SOUTH 102ND STREET, OMAHA, NEBRASKA 68127
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (402) 331-7856
                       -------------------------------
                       (Registrant's telephone number,
                             including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of December 15, 1998, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $513 million computed by reference to the final sale price of the stock on December 15, 1998 on the Nasdaq stock market. All of the Class B Common Stock is held by affiliates of the registrant. The number of shares of Class A Common Stock outstanding as of December 15, 1998 was 26,299,918 shares. The number of shares of Class B Common Stock outstanding as of December 15, 1998 was 2,728,800 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1998 Annual Report to Stockholders (incorporated into Part II hereof) Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof)
===============================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The information about Directors required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 25, 1998 (the "Proxy Statement"). Information about Executive Officers is shown on pages 7 and 8 of this filing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent holders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) reports they file.

To the Company's knowledge, except as noted below, based solely on review of the copies of the above-mentioned reports furnished to the Company and written representations regarding all reportable transactions, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its Directors and officers and greater than ten percent beneficial owners were complied with on time, except that J. Peter Ricketts, the Secretary of the Company, filed one late report on Form 4 relating to a single transaction.



                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on the 20th day of January, 1999.



                                   AMERITRADE HOLDING CORPORATION



                                   By: /s/ Robert T. Slezak
                                       ------------------------------
                                       Robert T. Slezak, Vice President, Chief
                                       Financial Officer, Treasurer and Director