Form 10-Q
period 1998-12-31
AMERITRADE HOLDING CORP
filed 1999-02-12
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended December 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 from the transition period from ___________ to ___________

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

                                 Yes [X] No [ ]

As of February 1, 1999 there were 29,028,946 outstanding shares of the registrant's common stock consisting of 26,300,146 outstanding shares of Class A Common Stock and 2,728,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX

                                                                                               Page No.
                                                                                               --------
                                         PART I - FINANCIAL INFORMATION

             ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:
                        Consolidated Balance Sheets                                                3
                        Consolidated Statements of Operations                                      4
                        Consolidated Statements of Cash Flows                                      5
                        Consolidated Statements of Comprehensive Income                            6
                        Notes to Consolidated Financial Statements                                 7


             ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              8

             ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                12



                                           PART II - OTHER INFORMATION

             ITEM 1.    LEGAL PROCEEDINGS                                                         13

             ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
                        (a) Exhibits                                                              13
                        (b) Reports on Form 8-K                                                   14


                        Signatures                                                                15


PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,        SEPTEMBER 25,
                                                                                    1998                 1998
                                                                                 ------------        -------------
                                                                                 (UNAUDITED)
ASSETS
Cash and cash equivalents                                                       $     3,677,213    $    24,526,935
Cash and investments segregated incompliance with federal regulations               837,088,576        503,455,354
Receivable from brokers, dealers, and clearing organizations                         25,441,423         25,732,164
Receivable from customers and correspondents - net of allowance
   for doubtful accounts: December - $1,706,992; September - $1,039,788             761,338,242        647,121,854
Furniture, equipment and leasehold improvements - net of accumulated
   depreciation and amortization: December $8,061,841; September - $6,728,212        27,399,495         26,116,333
Goodwill - net of accumulated amortization                                            5,886,028          5,983,761
Investments                                                                          77,018,726         30,760,729
Other assets                                                                         30,254,190         26,704,546
                                                                                ---------------    ---------------
      Total assets                                                              $ 1,768,103,893    $ 1,290,401,676
                                                                                ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to brokers, dealers and clearing organizations                       $    28,159,859    $    11,765,785
   Payable to customers and correspondents                                        1,521,668 614      1,136,082,337
   Accounts payable and accrued liabilities                                          47,950,614         30,716,987
   Notes payable                                                                     20,500,000         11,000,000
   Income taxes payable                                                                 932,881          1,331,170
   Deferred income taxes                                                             32,317,433         14,933,313
                                                                                ---------------    ---------------
      Total liabilities                                                           1,651,529,401      1,205,829,592
                                                                                ---------------    ---------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $1 par value; authorized 3,000,00 shares, none issued                  --                 --
   Common stock, $0.01 par value:
      Class A - 60,000,000 shares authorized: 26,306,846 shares issued                  263,068            263,068
      Class B - 6,000,000 shares authorized; 2,728,800 shares issued and
         outstanding                                                                     27,288             27,288
                                                                                ---------------    ---------------
      Total common stock                                                                290,356            290,356


Additional paid-in capital                                                           23,143,195         23,135,653
Retained earnings                                                                    47,498,355         43,756,848
Treasury stock - Class A shares at cost (6,928 shares at Dec. 31, 1998;
   9,442 shares at Sept. 25, 1998)                                                      (97,407)          (133,388)
Accumulated other comprehensive income                                               45,739,993         17,522,615
                                                                                ---------------    ---------------
      Total stockholders' equity                                                    116,574,492         84,572,084
                                                                                ---------------    ---------------
      Total liabilities and stockholders' equity                                $ 1,768,103,893    $ 1,290,401,676
                                                                                ===============    ===============



                See notes to consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                             THREE MONTHS ENDED
                                                   --------------------------------------
                                                   DECEMBER 31, 1998    DECEMBER 31, 1997
                                                   -----------------    -----------------
Revenues:
   Commissions and clearing fees                     $ 36,713,357         $ 15,775,074
   Interest revenue                                    23,039,930           13,109,849
   Equity income from investments                            --              1,323,054
   Other                                                2,223,387            1,156,689
                                                     ------------         ------------
      Total revenues                                   61,976,674           31,364,666

   Interest expense                                     9,859,766            5,688,973
                                                     ------------         ------------
      Net revenues                                     52,116,908           25,675,693

Expenses excluding interest:
   Employee compensation and benefits                  13,432,117            6,764,708
   Commissions and clearance                            1,866,038              975,588
   Communications                                       3,452,915            3,124,808
   Occupancy and equipment costs                        4,122,388            1,943,683
   Advertising                                          9,642,510           24,941,300
   Other                                               13,709,221            5,421,328
                                                     ------------         ------------
      Total expenses excluding interest                46,225,189           43,171,415
                                                     ------------         ------------
Income(loss) before provision for income taxes          5,891,719          (17,495,722)
Provision for income taxes(benefit)                     2,150,212           (6,246,380)
                                                     ------------         ------------
Net Income(Loss)                                     $  3,741,507         $(11,249,342)
                                                     ============         ============

Basic earnings per share                             $       0.13         $      (0.39)
Diluted earnings per share                           $       0.13         $      (0.39)

Weighted average shares outstanding - basic            29,028,459           29,034,732
Weighted average shares outstanding - diluted          29,133,444           29,052,234


                 See notes to consolidated financial statements

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                     ---------------------------------------
                                                                                     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net income(loss)                                                                   $   3,741,507          $ (11,249,342)
   Adjustments to reconcile net income(loss) to net cash from operating activities:
      Depreciation and amortization                                                       1,333,629                552,229
      Provision for losses                                                                  725,000                 28,500
      Deferred income taxes                                                                (656,499)              (352,736)
      Equity income from investments                                                           --               (1,323,054)
      Amortization of goodwill                                                               97,733                 97,733
      Changes in operating assets and liabilities:
         Cash and investments segregated in compliance with federal regulations        (333,633,222)            10,791,131
         Receivable from brokers, dealers and clearing organizations                        290,741             (5,760,993)
         Receivable from customers and correspondents                                  (114,941,388)          (108,562,099)
         Income taxes receivable                                                               --               (2,545,645)
         Other assets                                                                    (3,549,644)            (4,766,679)
         Payable to brokers, dealers and clearing organizations                          16,394,074              1,395,702
         Payable to customers and correspondents                                        385,586,277             84,207,693
         Accounts payable and accrued liabilities                                        17,233,627             (1,519,297)
         Income taxes payable                                                              (398,289)            (3,430,279)
                                                                                      -------------          -------------
            Net cash used in operating activities                                       (27,776,454)           (42,437,163)

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                           (2,616,791)            (2,367,054)
   Purchase of equity and other investments                                                    --                 (217,790)
   Distributions received from equity investments                                              --                  666,669
   Proceeds from sale of investments                                                           --                2,779,951
                                                                                      -------------          -------------
            Net cash provided by(used in) investing activities                           (2,616,791)               861,776

Cash flows from financing activities:
   Proceeds from notes payable                                                           33,500,000              3,000,000
   Principal payments on notes payable                                                  (24,000,000)                  --
   Purchase of treasury stock                                                                  --                 (145,000)
   Issuance of treasury stock                                                                43,523                 95,780
                                                                                      -------------          -------------
            Net cash provided by financing activities                                     9,543,523              2,950,780
                                                                                      -------------          -------------
Net decrease in cash and cash equivalents                                               (20,849,722)           (38,624,607)

Cash and cash equivalents at beginning of period                                         24,526,935             53,522,447
                                                                                      -------------          -------------
Cash and cash equivalents at end of period                                            $   3,677,213          $  14,897,840
                                                                                      =============          =============


Supplemental cash flow information:
   Interest paid                                                                      $   9,006,852          $   5,355,695
   Income taxes paid                                                                  $   3,201,770          $      10,223


Supplemental investing activities:
   Unrealized investment gain, net of deferred taxes of $18,040,619                   $  28,217,378          $        --


                See notes to consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)



                                                            THREE MONTHS ENDED
                                                  --------------------------------------
                                                  December 31, 1998    December 31, 1997
                                                  -----------------    -----------------
Net Income(Loss)                                      $  3,741,507         $(11,249,342)

Other Comprehensive Income
   Net unrealized holding gains on investment
   securities available-for-sale arising during
   the period                                           46,257,997                 --

   Adjustment for deferred income taxes                (18,040,619)                --
                                                      ------------         ------------
Total Other Comprehensive Income, net of tax            28,217,378                 --
                                                      ------------         ------------
Comprehensive Income                                  $ 31,958,885         $(11,249,342)
                                                      ============         ============

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly owned subsidiaries (collectively, the "Company"): Advanced Clearing, Inc. ("Advanced Clearing"), formerly known as AmeriTrade Clearing, Inc.; Accutrade, Inc. ("Accutrade"); Ameritrade (Inc.), formerly known as Ceres Securities; AmeriVest, Inc. ("AmeriVest"), formerly known as All American Brokers, Inc.;
    K. Aufhauser & Company ("Aufhauser"); and OnMoney Financial Services Corporation ("OnMoney"). All significant intercompany balances and transactions have been eliminated. The Company is a provider of discount securities brokerage and related financial services, including clearing and execution services.

    During 1998, the Company's Board of Directors declared a two-for-one common stock split, distributed August 1998, and effected in the form of a stock dividend. All share data and per share amounts have been restated to reflect the split.

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 25, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 24, 1999.

2.  RECENTLY ISSUED ACCOUNTING STATEMENTS

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and accordingly, has presented a Statement of Comprehensive Income. The single component of comprehensive income for the Company is unrealized gains on investments. See
    Note 5 for additional details on the Company's investments.

3.  NET CAPITAL

    The Company's broker-dealer subsidiaries are subject to the Net Capital Rule under the Securities Exchange Act of 1934 and are required to maintain a minimum net capital. Net capital and the related net capital requirement may fluctuate on a daily basis.

    The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $49,635,266 and $40,062,733 as of December 31, 1998 and September 25,
    1998, respectively, which exceeded aggregate minimum net capital requirements by $32,301,381 and $25,247,775, respectively. Subsidiary net capital in the amount of $17,333,885 and $14,814,958 as of December 31, 1998 and September 25, 1998, respectively, is not available for transfer to the Company due to net capital regulations.

4.  NOTES PAYABLE

The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35 million at maturity on December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all assets of the Company. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent (7.00 percent and 7.75 percent borrowing rate at December 31, 1998 and September 25, 1998, respectively). The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $20.5 million and $11.0 million at December 31, 1998 and September 25, 1998, respectively. The revolving credit agreement contains certain restrictions, including restrictions on the payment of cash dividends and additional borrowings.

    A letter of credit in the amount of $81 million as of December 31, 1998, has been issued by a financial institution on behalf of Advanced Clearing, a wholly-owned subsidiary of the Company which acts as a securities clearing firm. The letter of credit has been issued to support margin requirements. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. As of December 31, 1998, no amounts were outstanding under the credit facility. In addition, the same financial institution may make loans to Advanced Clearing if requested under a note. Advanced Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letter of credit and the note.

5.  INVESTMENTS

    The Company owns 3,953,675 shares of common stock of Knight/Trimark Group, Inc. ("Knight/Trimark"), a company formed to hold equity interests in securities trading and market making companies, which represents 7.7 percent of the issued and outstanding shares of common stock of Knight/Trimark. As of December 31, 1998 and September 25, 1998, the Company's investment in Knight/Trimark was subject to a sale restriction agreement made with the underwriters of the initial public offering. The Company has valued its investment in Knight/Trimark with a twenty percent discount from the published market value on the Nasdaq exchange as a result of the sale restriction agreement and potential registration costs. On September 25, 1998, the Company valued its investment in Knight/Trimark at $29,454,879. The Company's cost basis on September 25, 1998 was $729,280, therefore the gross unrealized gain is $28,725,599. On December 31, 1998, the Company valued its investment in Knight/Trimark at $75,712,876. The cost basis remained $729,280, therefore the gross unrealized gain is $74,983,596.

6.  LEGAL

    On September 16, 1998, a putative class action complaint was filed in the District Court, Douglas County, Nebraska, seeking injunctive and equitable relief due to the Company's alleged breach of contract, violation of the Consumer Protection Act, fraudulent inducement, negligent misrepresentation, negligence, and unjust enrichment regarding the Company's alleged inability to handle the volume of subscribers to its Internet brokerage services. The complaint seeks injunctive relief enjoining alleged deceptive, fraudulent, and misleading practices and unspecified compensatory damages. The Company believes that it has viable defenses to the allegations raised in the complaint. However, because this proceeding is at a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the ultimate outcome of this matter.

7.  SUBSEQUENT EVENT

    On January 25, 1999, the Company announced a two-for-one split of its Class A and Class B Common Stock. Stockholders of record as of the close of business on February 5, 1999 will receive, in the form of a stock dividend, one additional share for each share held by them. On or about February 22, 1999, the Transfer Agent will distribute the additional shares and the stock will begin trading at the post-split value on February 23, 1999.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 25, 1998. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

NET REVENUES. Commissions and clearing fees increased 132 percent to $36.7 million in the first quarter of fiscal 1999 from $15.8 million in the first quarter of fiscal 1998. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 215 percent to 33,489 in the first quarter of fiscal 1999 from 10,619 in the first quarter of fiscal 1998. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by the Company during fiscal 1998. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 30 percent to $16 in the first quarter of fiscal 1999 from $23 in the first quarter of fiscal 1998. The Company expects average commission and clearing fees per trade to continue to decrease due to competitive pressures and the greater anticipated number of low-commission Internet trades. However, the Company believes the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

The Company has arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by the Company under these arrangements totaled $4.9 million, or 9 percent of net revenues for the first quarter of fiscal 1999 and $2.0 million, or 8 percent of net revenues for the first quarter of fiscal 1998. Payment for order flow is a component of the commission and clearing fees revenue line. The majority of these revenues were received from execution agents owned by Knight/Trimark, a market maker in over-the-counter equity securities for those securities traded in the Nasdaq stock market, the OTC Bulletin Board, and those listed on the New York and American Stock Exchanges. As of December 31, 1998, the Company owned approximately 3.95 million shares (approximately 7.7 percent) of the common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 78 percent to $13.2 million in the first quarter of fiscal 1999 from $7.4 million in the first quarter of fiscal 1998. This increase was due primarily to an increase of 59 percent in cash and cash equivalents segregated in compliance with federal regulations, an increase of 17 percent in customer and correspondent broker-dealer receivables partially offset by an increase of 35 percent in amounts payable to customers and correspondent broker-dealers in the first quarter of fiscal 1999 from the first quarter of fiscal 1998. The Company generally expects net interest revenue to grow as the account base grows.

The Company had no equity income from investments in the first quarter of fiscal 1999, compared to $1.3 million in the first quarter of fiscal 1998. The equity income in fiscal 1998 was primarily generated by the Company's ownership in Roundtable Partners, LLC, which was reorganized into Knight/Trimark Group, Inc. in July 1998. Due to the reorganization, the Company no longer recognizes equity income from this investment.

Other revenues increased 83 percent to $2.2 million in the first quarter of fiscal 1999 from $1.2 million in the first quarter of fiscal 1998 due primarily to an increase in marketing and service fees paid to the Company by mutual funds as the Company holds more customer mutual fund assets.



EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 97 percent to $13.4 million in the first quarter of fiscal 1999 from $6.8 million in the first quarter of fiscal 1998, due primarily to an increase in full-time employees. Full time equivalent employees rose from 660 at the end of December 1997 to 1,134 at the end of December 1998. The increase in employees was necessary to accommodate the dramatic growth in trading volume following the Company's advertising campaign in fiscal 1998. The Company expects employment expenses to increase at a slower rate than net revenues in fiscal 1999.

Commissions and clearance costs increased 90 percent to $1.9 million in the first quarter of fiscal 1999 from $1.0 million in the first quarter of fiscal 1998, due primarily to the 215 percent increase in transaction volume, offset by efforts that the Company has undertaken to reduce execution, clearance, settlement, and depository costs with outside entities and the economies of scale associated with these activities.

Communications expense increased 13 percent to $3.5 million in the first quarter of fiscal 1999 from $3.1 million in the first quarter of fiscal 1998, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed as the low cost Internet becomes the Company's predominant communication channel with its customers.

Occupancy and equipment costs increased 116 percent to $4.1 million in the first quarter of fiscal 1999 from $1.9 million in the first quarter of fiscal 1998. The increase was due primarily to the lease of 132,000 square feet in a new facility in Bellevue,

Nebraska, which started during the third quarter of fiscal 1998, as well as the lease of equipment to accommodate the Company's growth during the quarter.

Advertising expenses decreased 61 percent to $9.6 million in the first quarter of fiscal 1999 from $24.9 million in the first quarter of fiscal 1998 as the Company scaled back its advertising and promotional efforts.

Other operating expenses increased 154 percent to $13.7 million in the first quarter of fiscal 1999 from $5.4 million in the first quarter of fiscal 1998, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume and increased consulting fees related to technology development. In addition, the Company incurred $3.1 million in customer execution price adjustments largely caused by system delays and outages in the first quarter of fiscal 1999.

Income tax expense was $2.2 million in the first quarter of fiscal 1999, compared with a tax benefit of $6.2 million in the first quarter of fiscal 1998 consistent with the increase in the Company's pretax income.



LIQUIDITY AND CAPITAL RESOURCES

The Company expects to spend between $8 million and $12 million during fiscal 1999 on hardware and software upgrades to its computer systems to meet anticipated increases in trading volumes. In addition, the Company anticipates expenditures between $4 million and $6 million during fiscal 1999 primarily for the purchase of office, computer and operating equipment. Lease commitments for operating equipment and facilities during fiscal 1999 are expected to equal approximately $7 million with an aggregate commitment of approximately $40.5 million through fiscal 2018. In addition, the Company plans to spend approximately $10 million on continuing research and development activities during fiscal 1999. The Company has also entered into a two-year agreement with America Online, Inc ("AOL") that will feature Ameritrade (Inc.) as one of four brokerages on AOL's Personal Finance Channel. The pact calls for the Company to pay AOL $12.5 million annually over a two-year term.

The Company expects to finance its capital and liquidity needs during fiscal 1999 from its operating cash flow and borrowings under a $50 million revolving credit facility with a bank group (see "Bank Loan Agreements"). Dividends from subsidiaries are subject to the requirements of the Securities Exchange Commission and the National Association of Securities Dealers relating to liquidity, capital standards, and the use of customer funds and securities, as well as credit agreement provisions, which limit funds available for the payment of dividends to the parent company.


OPERATING CASH FLOW

Cash used in operating activities was $27.8 million in the first quarter of fiscal 1999, compared to $42.4 million in the first quarter of fiscal 1998. The decreased use of cash during the first quarter of fiscal 1999 was attributable to the substantial decrease in advertising expenditures during the first quarter of fiscal year 1999.

Cash used in investing activities was $2.6 million in the first quarter of fiscal 1999, compared to cash provided by investing activities of $0.8 million in the first quarter of fiscal 1998. The cash provided by investing activities in the first quarter of fiscal 1998 was primarily related to cash distributions received from Knight/Trimark and CSS, offset by purchases of property and equipment. Uses of cash in the first quarter of fiscal 1999 related to purchases of property and equipment.

Cash provided by financing activities was $9.5 million in the first quarter of fiscal 1999, compared to $3.0 million in the first quarter of fiscal 1998. The cash provided by financing activities in the first quarters of both fiscal 1998 and 1999 consisted of proceeds from the Company's revolving credit agreement with a bank (see "Bank Loan Agreements"), offset by payments on the principal on the revolving credit loan.


BANK LOAN AGREEMENTS

The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35 million at maturity on December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all assets of the Company. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent (7.00 percent and 7.75 percent borrowing rate at December 31, 1998 and September 25, 1998, respectively). The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $20.5 million and $11.0 million at December 31, 1998 and September 25, 1998, respectively. The revolving credit agreement contains certain restrictions, including restrictions on the payment of cash dividends and additional borrowings.

A letter of credit in the amount of $81 million as of December 31, 1998, has been issued by a financial institution on behalf of Advanced Clearing, a wholly-owned subsidiary of the Company which acts as a securities clearing firm. The letter of credit has been issued to support margin requirements. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. As of December 31, 1998, no amounts were outstanding under the credit facility. In addition, the same financial institution may make loans to Advanced Clearing if requested under a note. Advanced Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letter of credit and the note.


YEAR 2000

The Company relies heavily on computerized information technology systems ("IT") for its business operations. In particular, securities trading information moves to and from the Company's IT system to those operated by stock exchanges, broker-dealers, clearinghouses and other trading partners on a real-time basis with little human intervention. The Company's business operations are also dependent on a variety of non-IT systems that contain embedded circuitry such as telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems. In addition, the Company has business relationships with a variety of third parties whose ability to interface with the Company's IT systems or otherwise perform their obligations to the Company depends on such systems and equipment. Some or all of these systems and equipment may be affected by the so-called "Year 2000 problem" which is the potential inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. The Company has adopted a plan to deal with this "Year 2000 problem" with respect to its IT, non-IT systems and third party business relationships.

State of Readiness

The Company has hired a Year 2000 Project Manager who has assembled a working group that is responsible for the Company's Year 2000 remediation effort. In general, this effort consists of (i) preparing an inventory of IT and non-IT systems and assessing the need for remediation of such systems, (ii) determining the status of Year 2000 remediation of third parties with which the Company has material business relationships, (iii) remediation of the Company's IT and non-IT systems and (iv) testing. The Company has completed approximately 75 percent of the inventory and assessment phase of its Year 2000 program. The Company has been in the process of a planned upgrade of many components of its IT system and as this process is completed, the Company's IT systems are expected to become Year 2000 compliant. The Company expects this to occur by June 30, 1999. The Company has reviewed its Non-IT systems, such as telephone systems, which have been identified as necessary to the Company's ability to conduct the operation of its business activities. All Non-IT systems except for the Company's security system have been modified or replaced to be Year 2000 compliant. The Company expects to have its security system replaced by April 1999.

The Company plans to conduct testing of IT and non-IT systems as remediation work is completed. In particular, the IT systems will undergo an industry-wide simulation test of the trading cycle, that will test not only the Company's internal IT system, but also key interfaces with third parties in the securities industry. While the test is designed to simulate actual trading activity, it will not be as voluminous as a "normal" cycle, nor will it test the Leap Year anomaly. The industry-wide testing is scheduled to begin on March 6, 1999.

Notwithstanding the Company's efforts to anticipate and remediate Year 2000 problems, there can be no assurance that the inventory and assessment will discover all potential Year 2000 problems or that testing will reveal unanticipated material problems with the Company's IT systems and non-IT systems that will need to be resolved.

The Company has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Company. Accordingly, the Company has undertaken the process of contacting each material third party. Such parties include, but are not limited to, various brokers-dealers, Internet partners, and market makers. The Company has received initial compliance documentation from certain of these third parties that their ability to perform their obligations to the Company are not expected to be materially adversely affected by the Year 2000 problem. The Company will conduct in-house testing of third party systems when those systems are available. The Company will continue to request updated information from these material third parties in order to access their Year 2000 readiness.

Costs to Address Year 2000 Compliance

Costs associated with Year 2000 compliance consist primarily of salaries of the Year 2000 Project Manager and other staff assigned to the Year 2000 working group, software used to assess the Company's systems, and consulting fees. Additional costs will be incurred in connection with replacing non-IT systems as necessary, polling of third-party readiness and testing. All remediation to the Company's IT system were made as part of scheduled upgrades and, therefore, have not been included in the costs of Year 2000 compliance. Costs associated with the Company's Year 2000 program have been minimal to date and are expected to be between $1 million and $2 million.

Year 2000 Risks

Based on currently available information, the Company does not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by it in connection with the operation of its business. The Company believes that the most reasonably likely worst-case scenario will be that there will be a temporary interruption or reduction in trading volume capability due to a combination of interface breakdowns, utilities disruptions or communications degradations. If such an interruption or reduction occurs, it will result in a loss of revenues and, depending on the extent of such disruption, may cause the Company to lose accounts. The Company cannot estimate the magnitude of any such loss of revenue at this time, but it could be material.

Contingency Plans

The Company has compiled a contingency plan with respect to Year 2000 issues as part of an overall business continuity/disaster recovery initiative. In general, these plans provide for the use of manual processes and multiple market sources in order to execute securities trades. Other principal components of the Company's contingency plan include the use of multiple transmission channels with several long distance telephone vendors and on-site diesel generators if telephone service or electricity is interrupted. The Company expects to make refinements to its contingency plans as additional information regarding Year 2000 strategies becomes available and as a result of the industry-wide simulation testing described above. There can be no assurance, however, that any contingency plan utilized by the Company will prevent the Company from incurring service interruptions and other negative consequences in the event of Year 2000 problems either with its own IT and non-IT systems or with those of third parties having material business relationships with the Company.

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Company are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Company's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of the Company that the upgraded software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or no remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of the Company, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Company has a material business relationship and (f) no material undiscovered flaws in the Company's Year 2000 inventory and assessment process.



ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided in item 7A of
Part II of the Company's Form 10-K filed for the year ended September 25, 1998.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
          Item 3 of Part I of the Company's Form 10-K filed for the fiscal year ended September 25, 1998 details the Company's current legal proceedings. No material changes have occurred since September 25, 1998.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a)      EXHIBITS:

         3.1  Certificate of Incorporation (incorporated by reference to Exhibit
              3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         3.3 Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated February 10, 1998 (incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

         3.4 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated December 11, 1998 (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K filed on December 21,
              1998)

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

         10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.5 Sale of Minority Interest Agreement between Comprehensive Software Systems, Ltd. and ADP Financial Information Services, Inc., dated as of June 3, 1998 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed on December 21,
              1998)

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

         10.10 Lease, dated as of October 5, 1995, between A.C. Nielsen Company and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.11 First Amendment to Lease, dated as of August 23, 1996, between A.C. Nielsen Company and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.12 Second Amendment to Lease, dated as of October 5, 1997, between A.C. Nielsen Company and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's annual report on Form 10-K filed on December 23, 1997)

         10.13 Third Amendment to Lease, dated as of October 5, 1997, between A.C. Nielsen Company and Ameritrade Holding Corporation.

         10.14 Lease, dated as of March 10, 1996, between New York Executive Office Network and K. Aufhauser & Company, Inc. (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.15 Lease, dated as of June 20, 1996, between Christ Community Church and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.16 Employment Contract, dated as of December 3, 1996, between J. Joe Ricketts and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.17 Employment Contract, dated as of December 3, 1996, between Joseph
               A. Konen and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.18 Employment Contract, dated as of December 3, 1996, between Robert
               T. Slezak and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.19 Form of Executive Bonus Plan (incorporated by reference to
               Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.20 1996 Long-Term Incentive Plan (incorporated by reference to
               Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.21 Amendment to 1996 Long-Term Incentive Plan dated November 11, 1997 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed on December 21, 1998)

         10.22 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on December 21, 1998)

         10.23 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

         10.24 Lease, dated as of January 19, 1998, between United Investment Joint Venture and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

         10.25 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to
               Exhibit 10.24 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

         10.26 Operating Agreement of Adirondack Trading Partners LLC (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed on December 21, 1998)

         27.1  Financial Data Schedule (EDGAR filing only)

(b)      REPORTS ON FORM 8-K:
         No reports on Form 8-K were filed during the three month period ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 12, 1999

                                    Ameritrade Holding Corporation

                                    (Registrant)



                                    by: /s/ J. Joe Ricketts
                                       ---------------------------------
                                       J. Joe Ricketts

                                       Director, Chairman and Chief Executive
                                       Officer

                                       (Principal Executive Officer)



                                    by: /s/ Robert T. Slezak
                                       ---------------------------------
                                       Robert T. Slezak

                                       Director, Chief Financial Officer,
                                       Vice President and Treasurer

                                       (Principal Financial and Accounting
                                       Officer)