Form 10-Q
period 1999-03-26
AMERITRADE HOLDING CORP
filed 1999-05-10
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 26, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period from ________ to ________

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

                               Yes (X)   No ( )

As of May 1, 1999 there were 58,145,480 outstanding shares of the registrant's common stock consisting of 52,687,880 outstanding shares of Class A Common Stock and 5,457,600 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:
           Consolidated Balance Sheets                                     3
           Consolidated Statements of Operations                           4
           Consolidated Statements of Cash Flows                           5
           Consolidated Statements of Comprehensive Income                 6
           Notes to Consolidated Financial Statements                      7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14


                         PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                              15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                   16
           (b) Reports on Form 8-K                                        18


           Signatures                                                     19

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 26,          SEPTEMBER 25,
                                                                                           1999                 1998
                                                                                      ---------------      ---------------
                                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents                                                             $     4,474,679      $    24,526,935
Cash and investments segregated in compliance with federal regulations                    601,811,083          503,455,354
Receivable from brokers, dealers, and clearing organizations                               34,152,264           25,732,164
Receivable from customers and correspondents - net of allowance
     for doubtful accounts:  March - $2,615,349; September - $1,039,788                 1,186,138,384          647,121,854
Furniture, equipment and leasehold improvements - net of accumulated
     depreciation and amortization:  March - $9,480,716; September - $6,728,212            33,418,857           26,116,333
Goodwill - net of accumulated amortization                                                  5,802,259            5,983,761
Investments                                                                               203,694,473           30,760,729
Other assets                                                                               35,496,623           26,704,546
                                                                                      ---------------      ---------------
        Total assets                                                                  $ 2,104,988,622      $ 1,290,401,676
                                                                                      ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Payable to brokers, dealers and clearing organizations                           $    64,070,484      $    11,765,785
     Payable to customers and correspondents                                            1,622,307,296        1,136,082,337
     Accounts payable and accrued liabilities                                              47,775,036           30,716,987
     Short-term borrowings                                                                 45,000,000                   --
     Notes payable                                                                         38,000,000           11,000,000
     Income taxes payable                                                                     850,213            1,331,170
     Deferred income taxes                                                                 82,681,058           14,933,313
                                                                                      ---------------      ---------------
        Total liabilities                                                               1,900,684,087        1,205,829,592
                                                                                      ---------------      ---------------
Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $1 par value; authorized 3,000,000 shares, none issued                       --                   --
     Common stock, $0.01 par value:
        Class A - 60,000,000 shares authorized; 52,701,160 shares issued at March
             26, 1999; 52,613,692 shares issued at September 25, 1998                         527,012              526,136
        Class B - 6,000,000 shares authorized; 5,457,600 shares issued and
             outstanding                                                                       54,576               54,576
                                                                                      ---------------      ---------------
        Total common stock                                                                    581,588              580,712

Additional paid-in capital                                                                 25,228,316           22,845,297
Retained earnings                                                                          55,576,576           43,756,848
Treasury stock - Class A shares at cost (13,400 shares at March 26, 1999; 18,884
     shares at Sept. 25, 1998)                                                                (94,144)            (133,388)
Accumulated other comprehensive income                                                    123,012,199           17,522,615
                                                                                      ---------------      ---------------
        Total stockholders' equity                                                        204,304,535           84,572,084
                                                                                      ---------------      ---------------

        Total liabilities and stockholders' equity                                    $ 2,104,988,622      $ 1,290,401,676
                                                                                      ===============      ===============


                 See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            THREE MONTH PERIOD ENDED            SIX MONTH PERIOD ENDED
                                                        -------------------------------    -------------------------------
                                                        MARCH 26, 1999   MARCH 27, 1998    MARCH 26, 1999   MARCH 27, 1998
                                                        --------------   --------------    --------------   --------------
REVENUES
   Commissions and Clearing Fees                         $ 46,853,025     $ 19,434,307      $ 83,566,382     $ 35,209,381
   Interest Revenue                                        24,675,250       14,798,690        47,715,180       27,908,539
   Equity Income from Investments                                  --        1,204,639                --        2,527,693
   Other                                                    2,391,457        1,324,060         4,614,844        2,480,749
                                                         ------------     ------------      ------------     ------------
     Total Revenues                                        73,919,732       36,761,696       135,896,406       68,126,362

   Interest Expense                                        10,257,651        6,684,080        20,117,417       12,373,053
                                                         ------------     ------------      ------------     ------------
     Net Revenues                                          63,662,081       30,077,616       115,778,989       55,753,309

 EXPENSES EXCLUDING INTEREST
   Employee Compensation and Benefits                      14,932,223        7,927,199        28,364,340       14,691,907
   Commissions and Clearance                                2,166,869        1,296,841         4,032,907        2,272,429
   Communications                                           4,518,520        3,332,028         7,971,435        6,456,836
   Occupancy and Equipment Costs                            4,613,797        2,269,363         8,736,185        4,213,046
   Advertising                                             13,154,599        9,572,470        22,797,109       34,513,770
   Other                                                   11,646,463        5,996,445        25,355,684       11,417,773
                                                         ------------     ------------      ------------     ------------
     Total Expenses Excluding Interest                     51,032,471       30,394,346        97,257,660       73,565,761

     Income (Loss) Before Provision for Income Taxes       12,629,610         (316,730)       18,521,329      (17,812,452)

     Provision for Income Taxes                             4,551,389          (45,856)        6,701,601       (6,292,236)
                                                         ------------     ------------      ------------     ------------
 NET INCOME (LOSS)                                       $  8,078,221     $   (270,874)     $ 11,819,728     $(11,520,216)
                                                         ============     ============      ============     ============

Basic earnings per share                                         0.14            (0.00)             0.20            (0.20)
Diluted earnings per share                                       0.14            (0.00)             0.20            (0.20)

Weighted average shares outstanding - basic                58,111,569       58,070,419        58,082,441       58,069,915
Weighted average shares outstanding - diluted              58,575,690       58,105,164        58,509,462       58,106,758


                 See notes to consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         SIX MONTH PERIOD ENDED
                                                                                   ---------------------------------
                                                                                   MARCH 26, 1999     MARCH 27, 1998
                                                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                              $  11,819,728      $ (11,520,216)
    Adjustments to Reconcile Net Income (Loss) to Net Cash from
      Operating Activities:
      Depreciation and Amortization                                                    2,752,504          1,068,800
      Provision for Losses                                                             1,695,000             88,000
      Deferred Income Taxes                                                              303,585            785,355
      Equity Income (Loss) from Investments                                                   --         (2,527,693)
      Amortization of Goodwill                                                           181,502            181,502
      Changes in Operating Assets and Liabilities:
        Cash and Investments Segregated in Compliance with Federal Regulations       (98,355,729)      (189,881,751)
        Brokerage Receivables                                                       (549,131,630)      (189,669,131)
        Income Taxes Receivable                                                               --         (1,494,676)
        Other Assets                                                                  (8,792,077)        (5,420,726)
        Brokerage Payables                                                           538,529,658        371,013,841
        Accounts Payable and Accrued Liabilities                                      17,058,049          1,584,506
        Short-term Borrowings                                                         45,000,000                 --
        Income Taxes Payable                                                           1,383,912         (3,430,279)
                                                                                   -------------      -------------
           Net Cash Used In Operating Activities                                     (37,555,498)       (29,222,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Furniture, Equipment and Leasehold Improvements                      (10,055,028)        (5,658,428)
    Purchase of Equity Investments                                                            --           (435,581)
    Distributions Received from Equity Investments                                            --          1,498,836
    Proceeds from Sale of Investment                                                          --          3,906,610
                                                                                   -------------      -------------
           Net Cash Used In Investing Activities                                     (10,055,028)          (688,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Notes Payable                                                       60,000,000         10,000,000
    Principal Payments on Notes Payable                                              (33,000,000)                --
    Proceeds from Exercise of Stock Options                                              507,209
    Purchase of Class A Treasury Stock                                                        --           (145,000)
    Issuance of Class A Treasury Stock                                                    51,061            123,481
                                                                                   -------------      -------------
           Net Cash Provided By Financing Activities                                  27,558,270          9,978,481

                                                                                   -------------      -------------
Net Decrease In Cash And Cash Equivalents                                            (20,052,256)       (19,932,550)

Cash and Cash Equivalents at Beginning of Period                                      24,526,935         53,522,447
                                                                                   -------------      -------------
Cash and Cash Equivalents at End of Period                                         $   4,474,679      $  33,589,897
                                                                                   =============      =============


Supplemental Cash Flow Information:
     Interest Paid                                                                 $  19,468,778      $  11,747,864
     Income Taxes Paid (Received)                                                  $   5,010,874      $  (2,224,720)

                 See notes to consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              SIX MONTH PERIOD ENDED
                                                            --------------------------------   --------------------------------
                                                            MARCH 26, 1999    MARCH 27, 1998   MARCH 26, 1999    MARCH 27, 1998
                                                            --------------    --------------   --------------    --------------
Net Income (Loss)                                           $   8,078,221     $    (270,874)    $  11,819,728     $ (11,520,216)

Other Comprehensive Income
   Net unrealized holding gains on investment securities
   available-for-sale arising during the period               126,675,747                --       172,933,744                --

   Adjustment for deferred income taxes                       (49,403,541)               --       (67,444,160)               --
                                                            -------------     -------------     -------------     -------------
Total Other Comprehensive Income, net of tax                   77,272,206                --       105,489,584                --
                                                            -------------     -------------     -------------     -------------
Comprehensive Income (Loss)                                 $  85,350,427     $    (270,874)    $ 117,309,312     $ (11,520,216)
                                                            =============     =============     =============     =============


                 See notes to consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company"): Advanced Clearing, Inc. ("Advanced Clearing"), formerly known as AmeriTrade Clearing, Inc.; Accutrade, Inc. ("Accutrade"); Ameritrade (Inc.), formerly known as Ceres Securities; AmeriVest, Inc. ("AmeriVest"), formerly known as All American Brokers, Inc.; K. Aufhauser & Company ("Aufhauser"); and OnMoney Financial Services Corporation ("OnMoney"). All significant intercompany balances and transactions have been eliminated. The Company is a provider of discount securities brokerage and related financial services, including clearing and execution services.

All share data and per share amounts have been restated to reflect the two-for-one common stock splits effective August 1998 and February 1999.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K and amendments thereto for the fiscal year ended September 25, 1998.


2.    NET CAPITAL

The Company's broker-dealer subsidiaries are subject to the Net Capital Rule under the Securities Exchange Act of 1934 and are required to maintain a minimum net capital reserve. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $69,580,988 and $40,062,733 as of March 26, 1999 and September 25, 1998,
respectively, which exceeded aggregate minimum net capital requirements by $43,644,516 and $25,247,775, respectively. Subsidiary net capital in the amount of $25,936,472 and $14,814,958 as of March 26, 1999 and September 25, 1998,
respectively, is not available for transfer to the Company due to net capital regulations.


3.    NOTES PAYABLE

The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50.0 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35.0 million at maturity on December 31, 2000. The common stock of the Company's subsidiaries, as well as all assets of the Company, collateralize the revolving credit agreement. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent (7.00 percent and 7.75 percent borrowing rate at March 26, 1999 and September 25, 1998, respectively). The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $38.0 million and $11.0 million at March 26, 1999 and September 25, 1998, respectively. The revolving credit agreement contains certain restrictions, including restrictions on the payment of cash dividends and additional borrowings.

A letter of credit in the amount of $81 million as of March 26, 1999 has been issued by a financial institution on behalf of Advanced Clearing, a wholly-owned subsidiary of the Company, which acts as a securities clearing firm. The letter of credit has been issued to support margin requirements. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. In addition, the same financial institution may make loans to Advanced Clearing if requested under a note. As of March 26, 1999, $45 million was outstanding under the note. Advanced Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letter of credit and the note.


4.    INVESTMENTS

The Company owns unregistered shares of common stock of Knight/Trimark Group, Inc. ("Knight/Trimark"), a company formed to hold equity interests in securities trading and market making companies. The Company's holdings represent 7.1 percent of the issued and outstanding shares of common stock of Knight/Trimark as of March 26, 1999. The Company accounts for its investment in Knight/Trimark as a marketable equity security available for sale. On March 26, 1999 the Company valued its investment in Knight/Trimark at $202,388,623. The Company's cost basis on March 26, 1999 was $729,280, therefore the gross unrealized gain is $201,659,343. On September 25, 1998 the Company valued its investment in Knight/Trimark at $29,454,879. The Company's cost basis on September 25, 1998 was $729,280, therefore the gross unrealized gain is $28,725,599.


5.    LEGAL

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

The Company and its subsidiaries are parties to a number of other legal matters arising in the ordinary course of business. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that they will materially affect the Company's results of operations or its financial position.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K and amendments thereto for the fiscal year ended September 25, 1998. The results of operations for the three and six months ended March 26, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 24, 1999. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; the ability of the Company to obtain financing; adverse results of litigation; changes in revenues and profit margin due to changes in the securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 26, 1999 AND MARCH 27, 1998

NET REVENUES. Commissions and clearing fees increased 142 percent to $46.9 million in the second quarter of fiscal 1999 from $19.4 million in the second quarter of fiscal 1998. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 197 percent to 52,218 in the second quarter of fiscal 1999 from 17,589 in the second quarter of fiscal 1998. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by the Company during fiscal 1998 and during the first half of fiscal 1999. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 21 percent to $15 in the second quarter of fiscal 1999 from $19 in the second quarter of fiscal 1998. The Company expects average commission and clearing fees per trade to continue to decrease due to competitive pressures and the greater anticipated number of lower revenue Internet equity trades. However, the Company believes the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

The Company has arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by the Company under these arrangements totaled $5.4 million, or 8 percent of net revenues for the second quarter of fiscal 1999 and $2.5 million, or 8 percent of net revenues for the second quarter of fiscal 1998. Payment for order flow is a component of the commission and clearing fees revenue line. The majority of these revenues were received from execution agents owned by Knight/Trimark, a market maker in over-the-counter equity securities for those securities traded in the Nasdaq stock market, the OTC Bulletin Board, and those listed on the New York and American Stock Exchanges. As of March 26, 1999, the Company owned approximately
7.1 percent of the common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 78 percent to $14.4 million in the second quarter of fiscal 1999 from $8.1 million in the second quarter of fiscal 1998. This increase was due primarily to an increase of 18 percent in cash and investments segregated in compliance with federal regulations, an increase of 83 percent in customer and correspondent broker-dealer receivables partially offset by an increase of 57 percent in amounts payable to customers and correspondent broker-dealers in the second quarter of fiscal 1999 from the second quarter of fiscal 1998. The Company generally expects net interest revenue to grow as the account base grows.

The Company had no equity income from investments in the second quarter of fiscal 1999, compared to $1.2 million in the second quarter of fiscal 1998. The equity income in fiscal 1998 was primarily generated by the Company's ownership in Roundtable Partners, LLC, which was reorganized into Knight/Trimark Group, Inc. in July 1998. The Company no longer recognizes equity income from this investment.

Other revenues increased 85 percent to $2.4 million in the second quarter of fiscal 1999 from $1.3 million in the second quarter of fiscal 1998 due primarily to an increase in marketing and service fees paid to the Company by mutual funds as the Company holds more customer mutual fund assets.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 89 percent to $14.9 million in the second quarter of fiscal 1999 from $7.9 million in the second quarter of fiscal 1998, due primarily to an increase in full-time employees. Full-time equivalent employees rose 67 percent from 811 at the end of March 1998 to 1,353 at the end of March 1999. The increase in employees was necessary to accommodate the dramatic growth in trading volume following the

Company's advertising campaign in fiscal 1998 and the first half of fiscal 1999. The Company expects employment expenses to continue to increase consistent with the expected increase in customer accounts, assets and trades.

Commissions and clearance costs increased 69 percent to $2.2 million in the second quarter of fiscal 1999 from $1.3 million in the second quarter of fiscal 1998, due primarily to the 197 percent increase in transaction volume, offset by efforts that the Company has undertaken to reduce execution, clearance, settlement, and depository costs with outside entities and the economies of scale associated with these activities.

Communications expense increased 36 percent to $4.5 million in the second quarter of fiscal 1999 from $3.3 million in the second quarter of fiscal 1998, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the low cost of Internet transactions continues to be the Company's predominant communication channel with its customers.

Occupancy and equipment costs increased 100 percent to $4.6 million in the second quarter of fiscal 1999 from $2.3 million in the second quarter of fiscal 1998. The increase was due primarily to the lease of a 132,000 square foot operations center in Bellevue, Nebraska, which started during the third quarter of fiscal 1998, as well as the lease of equipment to accommodate the Company's continued growth.

Advertising expenses increased 38 percent to $13.2 million in the second quarter of fiscal 1999 from $9.6 million in the second quarter of fiscal 1998. The Company plans to continue to expand its customer base via advertising efforts.

Other operating expenses increased 93 percent to $11.6 million in the second quarter of fiscal 1999 from $6.0 million in the second quarter of fiscal 1998, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume and increased consulting fees related to technology development.

Income tax expense was $4.6 million in the second quarter of fiscal 1999, compared with a tax benefit of $46,000 in the second quarter of fiscal 1998 consistent with the increase in the Company's pretax income.


SIX MONTH PERIODS ENDED MARCH 26, 1999 AND MARCH 27, 1998

NET REVENUES. Commissions and clearing fees increased 138 percent to $83.6 million in the first six months of fiscal 1999 from $35.2 million in the first six months of fiscal 1998. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 203 percent to 42,179 in the first six months of fiscal 1999 from 13,909 in the first six months of fiscal 1998. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by the Company during fiscal 1998 and during the first half of fiscal 1999. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 20 percent to $16 in the first six months of fiscal 1999 from $20 in the first six months of fiscal 1998. The Company expects average commission and clearing fees per trade to continue to decrease due to competitive pressures and the greater anticipated number of lower revenue Internet equity trades. However, the Company believes the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

The Company has arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by the Company under these arrangements totaled $10.3 million, or 9 percent of net revenues for the first half of fiscal 1999 and $4.5 million, or 8 percent of net revenues for the first half of fiscal 1998. Payment for order flow is a component of the commission and clearing fees revenue line. The majority of these revenues were received from execution agents owned by Knight/Trimark, a market maker in over-the-counter equity securities for those securities traded in the Nasdaq stock market, the OTC Bulletin Board, and those listed on the New York and American Stock Exchanges. As of March 26, 1999, the Company owned approximately 7.1 percent of the outstanding common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 78 percent to $27.6 million in the first six months of fiscal 1999 from $15.5 million in the first six months of fiscal 1998. This increase was due primarily to an increase of 18 percent in cash and investments segregated in compliance with federal regulations, an increase of 83 percent in customer and correspondent broker-dealer receivables partially offset by an increase of 57 percent in amounts payable to customers and correspondent broker-dealers at the end of the first six months of fiscal 1999 from the end of the first six months of fiscal 1998. The Company generally expects net interest revenue to grow as the account base grows.

The Company had no equity income from investments in the first six months of fiscal 1999, compared to $2.5 million in the first six months of fiscal 1998. The equity income in fiscal 1998 was primarily generated by the Company's ownership in

Roundtable Partners, LLC, which was reorganized into Knight/Trimark Group, Inc. in July 1998. The Company no longer recognizes equity income from this investment.

Other revenues increased 84 percent to $4.6 million in the first six months of fiscal 1999 from $2.5 million in the first six months of fiscal 1998 due primarily to an increase in marketing and service fees paid to the Company by mutual funds as the Company holds more customer mutual fund assets.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 93 percent to $28.4 million in the first half of fiscal 1999 from $14.7 million in the first six months of fiscal 1998, due primarily to an increase in full-time employees. Full-time equivalent employees rose 67 percent from 811 at the end of March 1998 to 1,353 at the end of March 1999. The increase in employees was necessary to accommodate the dramatic growth in trading volume following the Company's advertising campaign in fiscal 1998 and the first half of fiscal 1999. The Company expects employment expenses to continue to increase consistent with the expected increase in customer accounts, assets and trades.

Commissions and clearance costs increased 74 percent to $4.0 million in the first half of fiscal 1999 from $2.3 million in the first half of fiscal 1998, due primarily to the 203 percent increase in transaction volume, offset by efforts that the Company has undertaken to reduce execution, clearance, settlement, and depository costs with outside entities and the economies of scale associated with these activities.

Communications expense increased 23 percent to $8.0 million in the first six months of fiscal 1999 from $6.5 million in the first six months of fiscal 1998, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the low cost of Internet transactions continues to be the Company's predominant communication channel with its customers.

Occupancy and equipment costs increased 107 percent to $8.7 million in the first six months of fiscal 1999 from $4.2 million in the first six months of fiscal 1998. The increase was due primarily to the lease of a 132,000 square foot operations center in Bellevue, Nebraska, which started during the third quarter of fiscal 1998, as well as the lease of equipment to accommodate the Company's continued growth.

Advertising expenses decreased 34 percent to $22.8 million in the first half of fiscal 1999 from $34.5 million in the first half of fiscal 1998. The Company plans to continue to expand its customer base via advertising efforts.

Other operating expenses increased 123 percent to $25.4 million in the first six months of fiscal 1999 from $11.4 million in the first six months of fiscal 1998, primarily as a result of increased confirmation and statement processing costs associated with the increase in transaction processing volume and increased consulting fees related to technology development. In addition, the Company incurred $3.1 million in customer execution price adjustments largely caused by system delays and outages in the first quarter of fiscal 1999.

Income tax expense was $6.7 million in the first six months of fiscal 1999, compared with a tax benefit of $6.3 million in the first six months of fiscal 1998 consistent with the increase in the Company's pretax income.


LIQUIDITY AND CAPITAL RESOURCES

The Company expects to spend between $25.0 million and $35.0 million during fiscal 1999 on hardware and software upgrades to its computer systems to meet anticipated increases in trading volumes. In addition, the Company anticipates expenditures between $10.0 million and $15.0 million during fiscal 1999 primarily for the purchase of office, computer and operating equipment. Lease commitments for operating equipment and facilities during fiscal 1999 are expected to equal approximately $9.0 million with an aggregate commitment of approximately $50 million through fiscal 2018. In addition, the Company plans to spend approximately $10.0 million on continuing research and development activities during fiscal 1999. The Company has also entered into a two-year agreement with America Online, Inc ("AOL") that will feature Ameritrade (Inc.) as one of four brokerages on AOL's Personal Finance Channel. The pact calls for the Company to pay AOL $12.5 million annually over a two-year term and expires in September 2000. The Company has also entered into agreements with Yahoo!, Inc. ("Yahoo") that will feature Ameritrade (Inc.) as one of four brokerages on Yahoo's Finance Channel and with banner and sponsorships within the Finance area. The agreement calls for the Company to pay Yahoo $8.3 million between May and December 1999.

The Company expects to finance its capital and liquidity needs during fiscal 1999 from its operating cash flow and borrowings under a $50.0 million revolving credit facility with a bank group (see "Bank Loan Agreements"). The Company is also currently exploring other long-term financing sources. Dividends from subsidiaries are subject to the requirements of the Securities Exchange Commission and the National Association of Securities Dealers relating to liquidity, capital standards, and the use of customer funds and securities, as well as credit agreement provisions, which limit funds available for the payment of dividends to the parent company.


CASH FLOW

Cash used in operating activities was $37.6 million in the first six months of fiscal 1999, compared to $29.2 million in the first six months of fiscal 1998. The increased use of cash during the first six months of fiscal 1999 was attributable to the substantial increase in customer receivables at the end of the first six months of fiscal year 1999.

Cash used in investing activities was $10.1 million in the first six months of fiscal 1999, compared to cash used in investing activities of $0.7 million in the first six months of fiscal 1998. Uses of cash in both periods is related to purchases of property and equipment. However, those amounts were offset in fiscal 1998 by the proceeds from cash distributions received from the Company's investment in Knight/Trimark and the sale of an investment

Cash provided by financing activities was $27.6 million in the first six months of fiscal 1999, compared to $10.0 million in the first six months of fiscal 1998. The cash provided by financing activities both periods consisted of net proceeds from the Company's revolving credit agreement with a bank (see "Bank Loan Agreements").


BANK LOAN AGREEMENTS

The Company entered into a revolving credit agreement with a bank group on January 16, 1998. The revolving credit agreement permits borrowings up to $50.0 million through June 30, 1999 with permissible borrowings declining $2.5 million quarterly to $35.0 million at maturity on December 31, 2000. The common stock of the Company's subsidiaries, as well as all assets of the Company collateralize the revolving credit agreement. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent (7.00 percent and 7.75 percent borrowing rate at March 26, 1999 and September 25, 1998, respectively). The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $38.0 million and $11.0 million at March 26, 1999 and September 25, 1998, respectively. The increase in indebtedness during the first six months of fiscal 1999 was due to additional net capital requirements, purchases of property and equipment, and marketing expenses. The revolving credit agreement contains certain restrictions, including restrictions on the payment of cash dividends and additional borrowings.

A letter of credit in the amount of $81.0 million as of March 26, 1999 has been issued by a financial institution on behalf of Advanced Clearing, a wholly-owned subsidiary of the Company which acts as a securities clearing firm. The letter of credit has been issued to support margin requirements. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letter of credit. In addition, the same financial institution may make loans to Advanced Clearing if requested under a note. As of March 26, 1999, $45.0 million was outstanding under the note. Advanced Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letter of credit and the note.


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

State of Readiness

The Company has hired a Year 2000 Project Manager who has assembled a working group that is responsible for the Company's Year 2000 remediation effort. In general, this effort consists of (i) preparing an inventory of IT and non-IT systems and assessing the need for remediation of such systems, (ii) determining the status of Year 2000 remediation of third parties with which the Company has material business relationships, (iii) remediation of the Company's IT and non-IT systems and (iv) testing. The Company engaged the services of an independent outside consultant group to gauge the status of the Year 2000 project. The Company developed/released a comprehensive request for proposal seeking contract support to complete the project on the scheduled timeline. Two outside companies were awarded contracts to support this effort. The Company has completed approximately 80 percent of the inventory and assessment phase of its Year 2000 program. The Company has been in the process of a planned upgrade of many components of its IT system and as this process is completed, the Company's IT systems are expected to become Year 2000 compliant. The Company expects this to occur by June 30, 1999. The Company has reviewed its non-IT systems, such as telephone systems, which have been identified as necessary to the Company's ability to conduct the operation of its business activities. All non-IT systems except for the Company's security system have been modified or replaced to be Year 2000 compliant. The Company expects to have its security system replaced by the end of May 1999.

The Company plans to conduct testing of IT and non-IT systems as remediation work is completed. In particular, the IT systems successfully participated in a series of Securities Industry Association-sponsored industry-wide tests of the trading cycle through the millennium. These tests exercised not only the Company's internal IT systems, but also key interfaces with third parties in the securities industry. Notwithstanding the Company's efforts to anticipate and remediate Year 2000 problems, there can be no assurance that the inventory and assessment will discover all potential Year 2000 problems or that testing will reveal unanticipated material problems with the Company's IT systems and non-IT systems that will need to be resolved.

The Company has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Company. Accordingly, the Company has undertaken the process of contacting each material third party. Such parties include, but are not limited to, various brokers-dealers, Internet partners, and market makers. The Company continues to receive documentation from its third party vendors and partners declaring that their ability to perform their obligations to the Company are not expected to be materially adversely affected by the Year 2000 problem. The Company continues to conduct in-house testing of third party systems where applicable. The Company continues to pursue updated information from these material third parties in order to access their Year 2000 readiness.

Costs to Address Year 2000 Compliance

Costs associated with Year 2000 compliance consist of salaries of the Year 2000 Project Manager and other staff assigned to the Year 2000 working group, software used to assess the Company's systems, and consulting/contractor fees. Additional costs were incurred in connection with replacing non-IT systems as necessary, polling of third-party readiness and testing. All remediation to the Company's IT system were made as part of scheduled upgrades and, therefore, have not been included in the costs of Year 2000 compliance. Costs associated with the Company's Year 2000 program have been less than $1.0 million to date and are expected to range between $2.0 million and $3.0 million by the end of the project.

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

Contingency Plans

The Company has compiled a series of contingency plans with respect to Year 2000 issues as part of an overall business continuity/disaster recovery initiative. In general, these plans provide for the use of manual processes and multiple market sources in order to execute securities trades. Other principal components of the Company's contingency plan include the use of multiple transmission channels with several long distance telephone vendors and on-site diesel generators if telephone service or electricity is interrupted. The Company expects to make refinements to its contingency plans as additional information regarding Year 2000 strategies becomes available and as a result of the industry-wide simulation testing described above. There can be no assurance, however, that any contingency plan utilized by the Company will prevent the Company from incurring service interruptions and other negative consequences in the event of Year 2000 problems either with its own IT and non-IT systems or with those of third parties having material business relationships with the Company.

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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. The Company has established policies, procedures and internal processes governing its management of market risks in the normal course of its business operations.

As a fundamental part of its brokerage business, the Company holds short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers totaling $601,811,083 at March 26, 1999. The Company invests such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. The Company's interest earning assets are financed by short-term interest bearing liabilities totaling $1,622,307,296 at March 26, 1999 in the form of customer cash balances. Additionally, at March 26, 1999, the Company had $38,000,000 outstanding in notes payable under a floating interest rate arrangement and $45,000,000 outstanding under a short-term note. The Company earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances. Since the Company establishes the rate paid on customer cash balances, a substantial portion of its interest rate risk is under the direct management of the Company. The Company generally moves rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, does not anticipate that changes in interest rates will have a material effect on the Company's earnings and cash flows.

The Company holds a marketable equity security at March 26, 1999, which is recorded at fair value of $202,388,623 ($123,012,199 net of tax) and has exposure to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and amounts to approximately $20,000,000. Actual results may differ.

The Company's revenues and financial instruments are denominated in U.S. dollars and the Company does not invest in or intend to invest in derivative financial instruments or derivative commodity instruments.

PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

Item 3 of Part I of the Company's Form 10-K and amendments thereto filed for the fiscal year ended September 25, 1998 details the Company's current legal proceedings. No material changes have occurred since September 25, 1998.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on February 17, 1999 for the purposes of electing its board of directors, ratifying the appointment of its auditors and amending its certificate of incorporation to modify the definition of "Control Group." The Board of Directors consists of a total of nine persons, four of which are to be elected by the holders of the Company's Class A Common Stock and five of which are elected by the holders of the Company's Class B Common Stock. The nine persons were nominated by the Board of Directors to serve as directors for terms of one year. The following sets forth the results of the election of directors:

DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS A COMMON STOCK

NAME OF NOMINEE                   FOR                WITHHELD
---------------------    --------------------     ---------------
David W. Garrison        25,484,623     96.90%    42,644    0.16%
Thomas Y. Hartley        25,482,924     96.89%    44,343    0.17%
Charles L. Marinaccio    25,483,584     96.90%    43,683    0.17%
Mark L. Mitchell         25,484,166     96.90%    43,101    0.16%


DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS B COMMON STOCK

NAME OF NOMINEE                   FOR                WITHHELD
---------------------    --------------------     ---------------
J. Joe Ricketts           2,728,800       100%         0       0%
Joseph A. Konen           2,728,800       100%         0       0%
Robert T. Slezak          2,728,800       100%         0       0%
John W. Ward              2,728,800       100%         0       0%
Gene L. Finn              2,728,800       100%         0       0%

No proxies were solicited from the holders of the Class B Common Stock since such shares are not publicly traded. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 24, 1999 was approved by the Stockholders with 25,508,579 votes FOR (approximately 88%), 12,480 votes AGAINST, and 12,208 votes ABSTAINED OR BROKER NON-VOTE.

The Board of Directors of the Company had proposed an amendment of the Company's Certificate of Incorporation under which the definition of "Control Group" in Article FOURTH would be amended to include any trust or other person or entity that holds either Class A Stock or Class B Stock (or both) for any of J. Joe Ricketts, Marlene M. Ricketts and the lineal descendants of J. Joe Ricketts and Marlene M. Ricketts and their spouses. Pursuant to Delaware law, the amendment was passed by the affirmative vote of the holders of a majority of the issued and outstanding shares of each of the Class A Common Stock and the Class B Common Stock entitled to vote. No proxies were solicited from the holders of the Class B Common Stock since such shares are not publicly traded. The following sets forth the results of the vote on the amendment to the Certificate of
Incorporation:

 HOLDERS OF CLASS A COMMON STOCK       HOLDERS OF CLASS B COMMON STOCK            TOTAL
----------------------------------     ---------------------------------    --------------------
20,341,286 votes FOR        77.34%     2,728,800 votes FOR           100%   23,070,086 votes FOR
804,075 votes AGAINST        3.06%     0 votes AGAINST                 0%   804,075 votes AGAINST
52,177 votes ABSTAINED       0.20%     0 votes ABSTAINED               0%   52,177 votes ABSTAINED

The Company's two-for-one common stock split, which was effective after the Annual Meeting of Shareholders, is not reflected in the results shown above. Further information regarding these matters is contained in the Company's Proxy Statement dated January 7, 1999.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         3.3 Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated February 10, 1998 (incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

         3.4 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated December 11, 1998 (incorporated by reference to Exhibit
                  3.4 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

         3.5 Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated February 17, 1999

         4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.1 Agreement of Limited Partnership, dated as of February 4, 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.5 Sale of Minority Interest Agreement between Comprehensive Software Systems, Ltd. and ADP Financial Information Services, Inc., dated as of June 3, 1998 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

         10.6 Broker Loan Pledge and Security Agreement, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.7 Master Broker Loan Note, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.8    Lease, dated as of July 14, 1993, between John Joe and Marlene
                  M. Ricketts and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit
                  10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

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

         10.12 Second Amendment to Lease, dated as of October 5, 1997, between A.C. Nielsen Company and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's annual report on Form 10-K filed on December 23,
                  1997)

         10.13 Third Amendment to Lease, dated as of October 5, 1997, between A.C. Nielsen Company and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.13 of the Company's quarterly report on Form 10-Q filed on February 12, 1999)

         10.14 Lease, dated as of March 10, 1996, between New York Executive Office Network and K. Aufhauser & Company, Inc. (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.15 Lease, dated as of June 20, 1996, between Christ Community Church and TransTerra Co. (now known as Ameritrade Holding Corporation) (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.16 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.24 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

         10.17 Employment Contract, dated as of December 3, 1996, between J. Joe Ricketts and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.18 Employment Contract, dated as of December 3, 1996, between Joseph A. Konen and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.19 Employment Contract, dated as of December 3, 1996, between Robert T. Slezak and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.20 Employment Contract, dated as of February 15, 1999, between Thomas Lewis and Ameritrade Holding Corporation

         10.21    Employment Contract, dated as of March 24, 1999, between Jack
                  R. McDonnell and Ameritrade Holding Corporation

         10.22    Form of Executive Bonus Plan (incorporated by reference to
                  Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.23    1996 Long-Term Incentive Plan (incorporated by reference to
                  Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.24 Amendment to 1996 Long-Term Incentive Plan dated November 11, 1997 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

         10.25 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21,
                  1998)

         10.26 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

         10.27 Operating Agreement of Adirondack Trading Partners LLC (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

         27.1     Financial Data Schedule (EDGAR filing only)


(b)      REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the three-month period ended March 26, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 7, 1999

                                    Ameritrade Holding Corporation

                                    (Registrant)



                                    by: /s/ J. Joe Ricketts
                                        -------------------
                                        J. Joe Ricketts

                                        Director, Chairman and
                                        Co-Chief Executive Officer

                                        (Principal Executive Officer)



                                    by: /s/ Robert T. Slezak
                                        --------------------
                                        Robert T. Slezak

                                        Director, Chief Financial Officer,
                                        Vice President and Treasurer

                                        (Principal Financial and
                                        Accounting Officer)