Form 10-Q
period 1999-06-25
AMERITRADE HOLDING CORP
filed 1999-08-09
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 25, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period
       from            to
           -----------    ------------

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

                                 Yes (X) No ( )

As of August 4, 1999 there were 174,436,656 outstanding shares of the registrant's common stock consisting of 158,063,856 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                       Page No.
                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Balance Sheets                                       3
          Consolidated Statements of Operations                             4
          Consolidated Statements of Cash Flows                             5
          Consolidated Statements of Comprehensive Income                   6
          Notes to Consolidated Financial Statements                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       14


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          (a) Exhibits                                                     15
          (b) Reports on Form 8-K                                          17


          Signatures                                                       18

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                               JUNE 25,         SEPTEMBER 25,
                                                 1999               1998
                                            --------------     --------------
                                             (UNAUDITED)
ASSETS

Cash and cash equivalents                   $  141,788,814     $   24,526,935
Cash and investments segregated in
  compliance with federal regulations          484,038,205        503,455,354
Receivable from brokers, dealers, and
  clearing organizations                        48,205,906         25,732,164
Receivable from customers and
  correspondents - net of allowance for
  doubtful accounts: June - $2,916,120;
  September - $1,039,788                     1,471,593,946        647,121,854
Furniture, equipment and leasehold
  improvements - net of accumulated
  depreciation and amortization:
  June - $10,942,054;
  September - $6,728,212                        42,070,114         26,116,333
Goodwill - net of accumulated amortization       5,711,509          5,983,761
Investments                                    409,562,331         30,760,729
Other assets                                    49,813,595         26,704,546
                                            --------------     --------------
       Total assets                         $2,651,784,420     $1,290,401,676
                                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Payable to brokers, dealers and clearing
    organizations                           $  211,107,934     $   11,765,785
  Payable to customers and correspondents    1,820,477,017      1,136,082,337
  Accounts payable and accrued liabilities      59,650,095         30,716,987
  Notes payable                                 58,000,000         11,000,000
  Income taxes payable                                   -          1,331,170
  Deferred income taxes                        163,740,525         14,933,313
                                            --------------     --------------
       Total liabilities                     2,313,975,571      1,205,829,592
                                            --------------     --------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $1 par value; authorized
  3,000,000 shares, none issued
  Common stock, $0.01 par value:
       Class A - 270,000,000 shares
          authorized; 157,841,076 shares
          issued at September 25, 1998;
          158,063,640 shares issued at June
          25, 1999                               1,580,636          1,578,411
       Class B - 18,000,000 shares
          authorized; 16,372,800 shares
          issued and outstanding                   163,728            163,728
                                            --------------     --------------
       Total common stock                        1,744,364          1,742,139

Additional paid-in capital                      24,072,189         21,683,870
Retained earnings                               64,493,988         43,756,848
Treasury stock - Class A shares at cost
  (56,652 shares at September 25, 1998;
  39,840 shares at June 25, 1999)                  (93,285)          (133,388)
Accumulated other comprehensive income         248,591,593         17,522,615
                                            --------------     --------------
       Total stockholders' equity              338,808,849         84,572,084
                                            --------------     --------------
       Total liabilities and
          stockholders' equity              $2,651,784,420     $1,290,401,676
                                            ==============     ==============

           See notes to unaudited consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                    THREE MONTH PERIOD ENDED      NINE MONTH PERIOD ENDED
                                  ---------------------------   -----------------------------
                                  JUNE 25, 1999  JUNE 26, 1998  JUNE 25, 1999   JUNE 26, 1998
                                  -------------  -------------  -------------   -------------
REVENUES
  Commissions and Clearing Fees   $ 56,063,864   $ 24,040,099   $ 139,630,246   $ 59,249,480
  Interest Revenue                  31,208,309     18,850,473      78,923,489     46,759,012
  Equity Income from Investments             -      2,477,971               -      5,005,664
  Gain on Sale of Investments                -        794,634               -        794,634
  Other                              2,867,393      1,762,572       7,482,237      4,243,321
                                  ------------   ------------   -------------   ------------
     Total Revenues                 90,139,566     47,925,749     226,035,972    116,052,111

  Interest Expense                  12,045,787      8,320,242      32,163,204     20,693,295
                                  ------------   ------------   -------------   ------------
     Net Revenues                   78,093,779     39,605,507     193,872,768     95,358,816

EXPENSES EXCLUDING INTEREST
  Employee Compensation and
     Benefits                       20,972,870     10,684,489      49,337,210     25,376,396
  Commissions and Clearance          1,963,332      1,741,344       5,996,229      4,013,773
  Communications                     5,159,630      3,518,439      13,131,065      9,975,275
  Occupancy and Equipment Costs      5,784,505      2,743,697      14,520,690      6,956,743
  Advertising                       12,104,480      5,243,425      34,901,589     39,757,195
  Other                             18,219,100      6,414,362      43,574,784     17,832,135
                                  ------------   ------------   -------------   ------------
     Total Expenses Excluding
       Interest                     64,203,907     30,345,756     161,461,567    103,911,517

     Income (Loss) Before
       Provision for Income Taxes   13,889,872      9,259,751      32,411,201     (8,552,701)

     Provision for Income Taxes      4,972,460      3,319,428      11,674,061     (2,972,808)
                                  ------------   ------------   -------------   ------------
NET INCOME (LOSS)                 $  8,917,412   $  5,940,323   $  20,737,140   $ (5,579,893)
                                  ============   ============   =============   ============

Basic earnings (loss) per share   $       0.05   $       0.03   $        0.12   $      (0.03)
Diluted earnings (loss) per share         0.05           0.03            0.12          (0.03)

Weighted average shares
  outstanding - basic              176,436,400    174,193,767     174,310,350    174,206,069
Weighted average shares
  outstanding - diluted            176,063,043    174,393,524     175,688,608    174,343,447




           See notes to unaudited consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                  NINE MONTH PERIOD ENDED
                                            ---------------------------------
                                            JUNE 25, 1999       JUNE 26, 1998
                                            --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $   20,737,140     $   (5,579,893)
  Adjustments to Reconcile Net Income
     (Loss) to Net Cash Flows from
     Operating Activities:
     Depreciation and Amortization               4,458,297          1,815,766
     Provision for Losses                        2,140,000            320,000
     Deferred Income Taxes                       1,074,588            471,238
     Equity Loss from Investments                        -         (5,005,664)
     Gain from Sale of Investment                        -           (794,634)
     Amortization of Goodwill                      272,252            272,252
     Changes in Operating Assets
       and Liabilities:
       Cash and Investments Segregated in
         Compliance with Federal
         Regulations                            20,417,149       (133,777,327)
         Brokerage Receivables                (849,085,834)      (288,912,953)
         Other Assets                          (23,109,049)        (6,112,588)
         Brokerage Payables                    883,736,829        388,770,794
         Accounts Payable and Accrued
           Liabilities                          28,933,108         11,028,744
         Income Tax Payable                        533,699         (1,291,410)
                                            --------------     --------------
           Net Cash Provided By (Used In)
             Operating Activities               90,108,179        (38,795,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Furniture, Equipment and
     Leasehold Improvements                    (20,412,079)       (14,332,259)
  Purchase of Equity Investments                         -           (650,740)
  Distributions Received from Equity
     Investments                                         -         12,187,485
  Proceeds from Sale of Investment                       -          5,828,395
                                            --------------     --------------
           Net Cash Provided By (Used In)
             Investing Activities              (20,412,079          3,032,881

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                   80,000,000         14,000,000
  Principal Payments on Notes Payable          (33,000,000)        (7,500,000)
  Proceeds from Exercise of Stock Options          507,209                  -
  Purchase of Treasury Stock                             -           (286,375)
  Sale of Treasury Stock                            58,570            128,802
                                            --------------     --------------
           Net Cash Provided By Financing
             Activities                         47,565,779          6,342,427
                                            --------------     --------------
Net Increase (Decrease) In Cash And
  Cash Equivalents                             117,261,879        (29,420,367)

Cash and Cash Equivalents at Beginning of
  Period                                        24,526,935         53,522,447
                                            --------------     --------------
Cash and Cash Equivalents at End of Period  $  141,788,814     $   24,102,080
                                            ==============     ==============

Supplemental Cash Flow Information:
  Interest Paid                             $   31,226,904     $   19,892,144
  Income Taxes Paid (Refunds Received)      $   14,143,004     $   (2,224,720)


           See notes to unaudited consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                    THREE MONTH PERIOD ENDED      NINE MONTH PERIOD ENDED
                                  ---------------------------   -----------------------------
                                  JUNE 25, 1999  JUNE 26, 1998  JUNE 25, 1999   JUNE 26, 1998
                                  -------------  -------------  -------------   -------------
Net Income (Loss)                 $  8,917,412   $  5,940,323   $  20,737,140   $ (5,579,893)

Other Comprehensive Income
  Net unrealized holding gains
     on investment securities
     available-for-sale arising
     during the period             205,867,859                    378,801,603

  Adjustment for deferred income
     taxes                         (80,288,465)                  (147,732,625)
                                  ------------   ------------   -------------   ------------
Total Other Comprehensive
  Income, net of tax               125,579,394              -     231,068,978              -
                                  ------------   ------------   -------------   ------------
Comprehensive Income (Loss)       $134,496,806   $  5,940,323   $ 251,806,118   $ (5,579,893)
                                  ============   ============   =============   ============


          See notes to unaudited consolidated financial statements.

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

All share data and per share amounts have been restated to reflect the two-for-one common stock splits effective August 1998 and February 1999 and the three-for-one common stock split effective July 2, 1999.

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

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $85,061,702 and $40,062,733 as of June 25, 1999 and September 25, 1998,
respectively, which exceeded aggregate minimum net capital requirements by $53,111,167 and $25,247,775, respectively. Subsidiary net capital in the amount of $31,950,535 and $14,814,958 as of June 25, 1999 and September 25, 1998,
respectively, is not available for transfer to the Company due to net capital regulations.


3.    NOTES PAYABLE

The Company has a revolving credit agreement with a bank group dated January 16, 1998, as amended May 24, 1999 (the "Revolving Credit Agreement"). The revolving credit agreement permits borrowings up to $75.0 million through June 30, 2000 with permissible borrowings declining $3.125 million quarterly to $68.75 million at maturity on December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all of the Company's tangible and intangible assets. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent (7.00 percent and 7.75 percent at June 25, 1999 and September 25, 1998, respectively). The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $58.0 million and $11.0 million at June 25, 1999 and September 25, 1998, respectively. The revolving credit agreement contains certain restrictions, including restrictions on the payment of cash dividends and additional borrowings, the maintenance of a minimum number of core accounts and a minimum net worth and a requirement to repay all outstanding indebtedness under the facility with the proceeds from some public offerings of common stock (see Note 6 "Subsequent Events" to the Financial Statements included in Item 1 of Part I hereto).

Advanced Clearing, a wholly-owned subsidiary of the Company which acts as a securities clearing firm, has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged customer securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of June 25, 1999, the financial institutions had issued letters of credit in the aggregate amount of $100.0 million but no amount was outstanding. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letters of credit, and the cash advances bear interest at rates tied to the prevailing broker call rate, which ranged from 5.50 to 6.75 percent as of June 25, 1999.


4.    INVESTMENTS

The Company's investments consist primarily of ownership of unregistered shares representing an approximate 7.1 percent interest in Knight/Trimark Group, Inc. ("Knight/Trimark"), a publicly held company that is a leading market maker in Nasdaq securities as well as over-the-counter market in other securities. Knight/Trimark is the successor company to Roundtable Partners, LLC, in which the Company had a minority interest. Knight/Trimark became a public company in 1998 and trades on The Nasdaq National Market under the symbol "NITE." The Company derives significant revenues from Knight/Trimark in exchange for routing trade orders to them for execution.


5.    LEGAL

On September 16, 1998, a putative class action complaint was filed in the District Court, Douglas County, Nebraska, regarding the Company's alleged inability to handle the volume of subscribers to its Internet brokerage services. The complaint seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. The Company believes that it has viable defenses to the allegations raised in the complaint and intends to assert them vigorously. However, because this proceeding is at a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the ultimate outcome of this matter.

On October 13, 1997, Advanced Clearing received from the Director of Arbitration of the NASD an arbitration claim filed by Slavic Investment Corporation, a former correspondent broker, and Slavic Mutual Funds Management Corporation, a related company, regarding breach of contract. The damages sought include approximately $9.3 million in compensatory damages, and five times that amount in punitive damages. The Company has completed a portion of the arbitration hearings with additional hearings scheduled for the fall of 1999. The Company believes that it has viable defenses to the issues raised in the arbitration and intends to assert them vigorously. The Company also believes that the damages sought are substantially in excess of any losses that may have been incurred. However, the Company is not presently able to predict the ultimate outcome of this matter.

The Company and its subsidiaries are parties to a number of other legal matters arising in the ordinary course of business. In management's opinion, the Company has adequate legal defenses to each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially affect the Company's financial condition or results of operations.


6.    SUBSEQUENT EVENTS

On July 1, 1999, a special meeting of the shareholders of the Company was held for the purpose of considering and voting upon a proposal to amend and restate the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock that the Company is authorized to issue to 270,000,000 and to increase the number of shares of Class B Common Stock that the Company is authorized to issue to 18,000,000. The proposed increase in authorized shares of Class A Common Stock and Class B Common Stock was approved at the special meeting by the affirmative vote of a majority of the outstanding shares of each of the Class A Common Stock and the Class B Common Stock.

In June and July of 1999, the Company filed a Registration Statement on Form S-3 and an amendment thereto with the Securities and Exchange Commission relating to the sale by the Company and certain shareholders named therein of up to 11,500,000 shares of Class A Common Stock to the public. On July 29, 1999, the Company announced the cancellation of its proposed public offering of Class A Common Stock due to market conditions at the time of the proposed offering.

On August 4, 1999, the Company sold $200,000,000 principal amount of 5.75 percent Convertible Subordinated Notes due August 1, 2004 (the "Notes"), to qualified institutional investors in a private placement pursuant to Rule 144A of the Securities Act of 1933. The Notes are convertible into a total of 6,142,470 shares of the Class A Common Stock of the Company at approximately $32.56 per share. On August 4, 1999, the Company used a portion of the proceeds of the Notes to repay all outstanding indebtedness under its Revolving Credit Agreement (see Note 3 "Notes Payable" to the Financial Statements included in
Item 1 of Part I hereto). After the sale of the Notes, the Company will not be able to make additional borrowings under the Revolving Credit Agreement until new arrangements have been made with the bank group.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K and amendments thereto for the fiscal year ended September 25, 1998. The results of operations for the three and nine months ended June 25, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 24, 1999. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; the ability of the Company to obtain financing; adverse results of litigation; changes in revenues and profit margin due to changes in the securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.



RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 25, 1999 AND JUNE 26, 1998

NET REVENUES. Commissions and clearing fees increased 134 percent to $56.1 million in the third quarter of fiscal 1999 from $24.0 million in the third quarter of fiscal 1998. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 179 percent to 59,648 in the third quarter of fiscal 1999 from 21,412 in the third quarter of fiscal 1998. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by the Company during fiscal 1998 and during the first nine months of fiscal 1999. Core accounts increased to approximately 505,000 at June 25, 1999 from approximately 267,000 at June 26, 1998. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 17 percent to $15 in the third quarter of fiscal 1999 from $18 in the third quarter of fiscal 1998. The Company expects average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, the Company believes the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

The Company has arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by the Company under these arrangements totaled $6.1 million, or 8 percent of net revenues for the third quarter of fiscal 1999 and $3.0 million, or 8 percent of net revenues for the third quarter of fiscal 1998. Payment for order flow is a component of the commission and clearing fees revenue line. Payment for order flow has decreased 28 percent on a per trade basis from $2.24 in the third quarter of fiscal 1998 to $1.62 in the third quarter of fiscal 1999. The Company expects payment for order flow to continue to decrease on a per trade basis as a result of competitive forces and regulatory changes. The majority of these revenues were received from execution agents owned by Knight/Trimark, a market maker in over-the-counter equity securities for those securities traded in the Nasdaq stock market, the OTC Bulletin Board, and those listed on the New York and American Stock Exchanges. As of June 25, 1999, the Company owned approximately
7.1 percent of the outstanding common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 83 percent to $19.2 million in the third quarter of fiscal 1999 from $10.5 million in the third quarter of fiscal 1998. This increase was due primarily to an increase of 7 percent in cash and investments segregated in compliance with federal regulations, an increase of 141 percent in customer and correspondent broker-dealer receivables partially offset by an increase of 74 percent in amounts payable to customers and correspondent broker-dealers in the third quarter of fiscal 1999 from the third quarter of fiscal 1998.
The Company generally expects net interest revenue to grow as the account base grows.

The Company had no equity income from investments in the third quarter of fiscal 1999, compared to $2.5 million in the third quarter of fiscal 1998. The equity income in fiscal 1998 was primarily generated by the Company's ownership in Roundtable Partners, LLC, which was reorganized into Knight/Trimark in July 1998. The Company no longer recognizes equity income from this investment.

The Company had no gain on the sale of investments in the third quarter of fiscal 1999, compared to $0.8 million in the third quarter of fiscal 1998. The gain in fiscal 1998 was a result of the Company selling a portion of its limited partnership interest in CSS in June 1998.

Other revenues increased 61 percent to $2.9 million in the third quarter of fiscal 1999 from $1.8 million in the third quarter of fiscal 1998 due primarily to an increase in marketing and service fees paid to the Company by mutual funds as a result of holding more customer mutual fund assets.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 96 percent to $21.0 million in the third quarter of fiscal 1999 from $10.7 million in the third quarter of fiscal 1998, due primarily to an increase in full-time equivalent employees. Full-time equivalent employees rose 86 percent to 1,893 at the end of June 1999 from 1,017 at the end of June 1998. The increase in employees was necessary to accommodate the dramatic growth in trading volume following the Company's advertising campaign in fiscal 1998 and the first half of fiscal 1999. The Company expects employment expense to continue to increase in support of the expected increase in customer accounts, customer assets and trades.

Commissions and clearance costs increased 18 percent to $2.0 million in the third quarter of fiscal 1999 from $1.7 million in the third quarter of fiscal 1998, due primarily to the 179 percent increase in transaction volume. This increase was offset by efforts that the Company has undertaken to reduce execution, clearance, settlement, and depository costs with outside entities and the economies of scale associated with these activities.

Communications expense increased 49 percent to $5.2 million in the third quarter of fiscal 1999 from $3.5 million in the third quarter of fiscal 1998, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the low cost of Internet transactions continues to be the Company's predominant communication channel with its customers.

Occupancy and equipment costs increased 115 percent to $5.8 million in the third quarter of fiscal 1999 from $2.7 million in the third quarter of fiscal 1998. The increase was due primarily to the lease of a 132,000 square foot operations center in Bellevue, Nebraska, which started during the third quarter of fiscal 1998, the lease of two operations centers in Ft. Worth, Texas which started in third quarter of fiscal 1999, as well as the lease of equipment to accommodate the Company's continued growth.

Advertising expenses increased 133 percent to $12.1 million in the third quarter of fiscal 1999 from $5.2 million in the third quarter of fiscal 1998. The Company plans to continue to expand its customer base through advertising efforts.

Other operating expenses increased 184 percent to $18.2 million in the third quarter of fiscal 1999 from $6.4 million in the third quarter of fiscal 1998, primarily as a result of increased consulting fees related to technology development and increased confirmation and statement processing costs associated with the increase in transaction processing volume.

Income tax expense was $5.0 million in the third quarter of fiscal 1999, compared $3.3 million in the third quarter of fiscal 1998 consistent with the increase in the Company's pretax income.



NINE MONTH PERIODS ENDED JUNE 25, 1999 AND JUNE 26, 1998

NET REVENUES. Commissions and clearing fees increased 136 percent to $139.6 million in the first nine months of fiscal 1999 from $59.2 million in the first nine months of fiscal 1998. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 192 percent to 48,033 in the first nine months of fiscal 1999 from 16,423 in the first nine months of fiscal 1998. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by the Company during fiscal 1998 and during the first nine months of fiscal 1999. Core accounts increased to approximately 505,000 at June 25, 1999 from approximately 267,000 at June 26, 1998. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 21 percent to $15 in the first nine months of fiscal 1999 from $19 in the first nine months of fiscal 1998. The Company expects average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, the Company believes the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

The Company has arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by the Company under these arrangements totaled $16.4 million, or 8 percent of net revenues for the first nine months of fiscal 1999 and $7.5 million, or 8 percent of net revenues for the first nine months of fiscal 1998. Payment for order flow is a component of the commission and clearing fees revenue line. The majority of these revenues were received from execution agents owned by Knight/Trimark, a market maker in over-the-counter equity securities for those securities traded in the Nasdaq stock market, the OTC Bulletin Board, and those listed on the New York and American Stock Exchanges. As of June 25, 1999, the Company owned approximately
7.1 percent of the outstanding common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 79 percent to $46.8 million in the first nine months of fiscal 1999 from $26.1 million in the first nine months of fiscal 1998. This increase was due primarily to an increase of 7 percent in cash and investments segregated in compliance with federal regulations, an increase of 141 percent in customer and correspondent broker-dealer receivables partially offset by an increase of 74 percent in amounts payable to customers and correspondent broker-dealers at the end of the first nine months of fiscal 1999 as compared to the end of the first nine months of fiscal 1998. The Company generally expects net interest revenue to grow as the account base grows.

The Company had no equity income from investments in the first nine months of fiscal 1999, compared to $5.0 million in the first nine months of fiscal 1998. The equity income in fiscal 1998 was primarily generated by the Company's ownership in Roundtable Partners, LLC, which was reorganized into Knight/Trimark in July 1998. The Company no longer recognizes equity income from this investment.

The Company had no gain on the sale of investments in the first nine months of fiscal 1999, compared to $0.8 million in the first nine months of fiscal 1998. The gain in fiscal 1998 was a result of the Company selling a portion of its limited partnership interest in CSS in June 1998.

Other revenues increased 79 percent to $7.5 million in the first nine months of fiscal 1999 from $4.2 million in the first nine months of fiscal 1998 due primarily to an increase in marketing and service fees paid to the Company by mutual funds as a result of holding more customer mutual fund assets.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 94 percent to $49.3 million in the first nine months of fiscal 1999 from $25.4 million in the first nine months of fiscal 1998, due primarily to an increase in full-time equivalent employees. Full-time equivalent employees rose 86 percent to 1,893 at the end of June 1999 from 1,017 at the end of June 1998. The increase in employees was necessary to accommodate the dramatic growth in trading volume following the Company's advertising campaign in fiscal 1998 and the first half of fiscal 1999. The Company expects employment expenses to continue to increase consistent with the expected increase in customer accounts, assets and trades.

Commissions and clearance costs increased 50 percent to $6.0 million in the first nine months of fiscal 1999 from $4.0 million in the first nine months of fiscal 1998, due primarily to the 192 percent increase in transaction volume. This increase was offset by efforts that the Company has undertaken to reduce execution, clearance, settlement, and depository costs with outside entities and the economies of scale associated with these activities.

Communications expense increased 31 percent to $13.1 million in the first nine months of fiscal 1999 from $10.0 million in the first nine months of fiscal 1998, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the low cost of Internet transactions continues to be the Company's predominant communication channel with its customers.

Occupancy and equipment costs increased 107 percent to $14.5 million in the first nine months of fiscal 1999 from $7.0 million in the first nine months of fiscal 1998. The increase was due primarily to the lease of a 132,000 square foot operations center in Bellevue, Nebraska, which started during the third quarter of fiscal 1998, as well as the lease of equipment to accommodate the Company's continued growth.

Advertising expenses decreased 12 percent to $34.9 million in the first nine months of fiscal 1999 from $39.8 million in the first nine months of fiscal 1998. The Company plans to continue to expand its customer base via advertising efforts.

Other operating expenses increased 145 percent to $43.6 million in the first nine months of fiscal 1999 from $17.8 million in the first nine months of fiscal 1998, primarily as a result of increased consulting fees related to technology development and increased confirmation and statement processing costs associated with the increase in transaction processing volume. In addition, the Company incurred $3.1 million in customer execution price adjustments largely caused by system delays and outages in the first quarter of fiscal 1999.

Income tax expense was $11.7 million in the first nine months of fiscal 1999, compared with a tax benefit of $3.0 million in the first nine months of fiscal 1998 consistent with the increase in the Company's pretax income. The effective combined federal and state tax rate in the first nine months of fiscal 1999 was 36 percent and benefited from the Company's participation in an economic development tax incentive program offered by the State of Nebraska. The Company expects to continue to benefit from the State of Nebraska tax incentive program during the remainder of fiscal 1999.



LIQUIDITY AND CAPITAL RESOURCES

The Company expects to spend between $25.0 million and $35.0 million during fiscal 1999 on hardware and software upgrades to its computer systems to meet anticipated increases in trading volumes. In addition, the Company anticipates expenditures between $10.0 million and $15.0 million during fiscal 1999 primarily for the purchase of office, computer and operating equipment. Lease commitments for operating equipment and facilities during fiscal 1999 are expected to be between $10 million and $15 million with an aggregate commitment of approximately $50 million through fiscal 2018. In addition, the Company plans to spend approximately $10.0 million on continuing research and development activities during fiscal 1999. The Company has also entered into a two-year agreement with America Online, Inc ("AOL") that will feature Ameritrade (Inc.) as one of four brokerages on AOL's Personal Finance Channel. The agreement calls for the Company to pay AOL $12.5 million annually over a two-year term and expires in September 2000. In May 1999, the Company entered into agreements with Yahoo!, Inc. ("Yahoo") that will feature Ameritrade (Inc.) as one of four brokerages on Yahoo's finance Web page. The agreements call for the Company to pay Yahoo $8.3 million through its expiration in December 1999.

The Company expects to finance its capital and liquidity needs during fiscal 1999 and fiscal 2000 from its operating cash flow, a portion of the proceeds from the issuance of Convertible Subordinated Notes (see Note 6 "Subsequent Events" to the Financial Statements included in Item 1 of Part I hereto) and borrowings under a $75.0 million revolving credit facility with a bank group, to be revised pursuant to the repayment of the facility on August 4, 1999 (see "Bank Loan Agreements"). Dividends from subsidiaries are subject to the requirements of the Securities Exchange Commission and the National Association of Securities Dealers relating to liquidity, capital standards, and the use of customer funds and securities, as well as credit agreement provisions, which limit funds available for the payment of dividends to the parent company.


CASH FLOW

Cash provided by operating activities was $90.1 million in the first nine months of fiscal 1999, compared to cash used of $38.8 million in the first nine months of fiscal 1998. The increase in cash during the first nine months of fiscal 1999 was attributable to the substantial increase in customer payables at the end of the first nine months of fiscal year 1999 as well as a net income from operations in the first nine months of fiscal 1999 versus a net loss in the first nine months of fiscal 1998.

Cash used in investing activities was $20.4 million in the first nine months of fiscal 1999, compared to cash provided by investing activities of $3.0 million in the first nine months of fiscal 1998. Uses of cash in both periods is related to purchases of property and equipment. However, those amounts were offset in fiscal 1998 by the proceeds from cash distributions received from the Company's investment in Knight/Trimark and the sale of an investment.

Cash provided by financing activities was $47.6 million in the first nine months of fiscal 1999, compared to $6.3 million in the first nine months of fiscal 1998. The cash provided by financing activities for both periods consisted of net proceeds from the Company's revolving credit agreement with a bank group (see "Bank Loan Agreements").


BANK LOAN AGREEMENTS

The Company has a revolving credit agreement with a bank group dated January 16, 1998, as amended May 24, 1999. The revolving credit agreement permits borrowings up to $75.0 million through June 30, 2000 with permissible borrowings declining $3.125 million quarterly to $68.75 million at maturity on December 31, 2000. The revolving credit agreement is collateralized by the common stock of the Company's subsidiaries, as well as all of the Company's tangible and intangible assets. Borrowings under the revolving credit agreement bear interest at prime rate less 0.75 percent (7.00 and 7.75 percent at June 25, 1999 and September 25, 1998, respectively). The Company pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $58.0 million and $11.0 million at June 25, 1999 and September 25, 1998, respectively. The increase in indebtedness during the first nine months of fiscal 1999 was due to additional net capital requirements, purchases of property and equipment and advertising expenses. The revolving credit agreement contains certain restrictions, including restrictions on the payment of cash dividends and additional borrowings, the maintenance of a minimum number of core accounts and a minimum net worth and a requirement to repay all outstanding indebtedness under the facility with the proceeds the issuance of Convertible Subordinated Notes. After the sale of the Notes, the Company will not be able to make additional borrowings under the Revolving Credit Agreement until new arrangements have been made with the bank group.

Advanced Clearing, a wholly-owned subsidiary of the Company which acts as a securities clearing firm, has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged customer securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of June 25, 1999, the financial institutions had issued letters of credit in the aggregate amount of $100.0 million but no amount was outstanding. As of March 26, 1999, the financial institutions had made cash advances to Advanced Clearing in the aggregate amount of $45.0 million. As is customary, the cash advance was repaid on the following business day. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letters of credit, and the cash advances bear interest at rates tied to the prevailing broker call rate, which ranged from 5.50 to 6.75 percent as of June 25, 1999.


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

State of Readiness

The Company has hired a Year 2000 project manager who has assembled a working group that is responsible for the Company's Year 2000 remediation effort. In general, this effort consists of (i) preparing an inventory of IT and non-IT systems and assessing the need for remediation of such systems, (ii) determining the status of Year 2000 remediation of third parties with which the Company has material business relationships, (iii) remediation of the Company's IT and non-IT systems and (iv) testing. The Company has also engaged the services of an independent outside consultant group to gauge the status of the Year 2000 project and two additional outside consultants to provide contract support for this effort. The Company has completed the inventory and assessment phase of its Year 2000 program. The Company has been in the process of a planned upgrade of many components of its IT system and, as this process is completed, the Company's IT systems are expected to become Year 2000 compliant. The Company expects the IT systems upgrade and remediation to be completed by July 31, 1999. The Company has reviewed its non-IT systems, such as telephone systems, which have been identified as necessary to the Company's ability to conduct the operation of its business activities. The Company believes that all non-IT systems have been modified or replaced to be Year 2000 compliant.

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

The Company has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Company. Accordingly, the Company has undertaken the process of contacting each material third party. Such parties include, but are not limited to, various brokers-dealers, clearinghouses, stock exchanges and online and Internet service providers. The Company continues to receive documentation from its third party vendors and partners declaring that their ability to perform their obligations to the Company are not expected to be materially adversely affected by the Year 2000 problem. The Company continues to conduct in-house testing of third party systems where applicable. The Company continues to pursue updated information from these material third parties in order to access their Year 2000 readiness.

Costs to Address Year 2000 Compliance

Costs associated with Year 2000 compliance consist of salaries of the Year 2000 project manager and other staff assigned to the Year 2000 working group, software used to assess the Company's systems, and consulting and contractor fees. Additional costs are incurred in connection with replacing non-IT systems as necessary, polling of third-party readiness and testing. All remediation to the Company's IT system were made as part of scheduled upgrades and, therefore, have not been included in the costs of Year 2000 compliance. Costs associated with the Company's Year 2000 program have been approximately $2.0 million to date and are expected to range between $2.0 million and $3.0 million by the end of the project.

Year 2000 Risks

Based on currently available information, the Company does not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by it in connection with the operation of its business. The Company believes that the most reasonably likely worst-case scenario will be a temporary interruption or reduction in trading volume capability due to a combination of interface breakdowns, utilities disruptions or communications degradations. If such an interruption or reduction occurs, it will result in a loss of revenues and, depending on the extent of such disruption, may cause the Company to lose accounts. The Company cannot estimate the magnitude of any such loss of revenue at this time, but it could be material.

Contingency Plans

The Company has compiled a series of contingency plans with respect to Year 2000 issues as part of an overall business continuity/disaster recovery initiative. In general, these plans provide for the use of manual processes and back-up market sources in order to execute securities trades. Other principal components of the Company's contingency plan include the use of multiple transmission channels with several long distance telephone vendors and on-site diesel generators if telephone service or electricity is interrupted. The Company expects to make refinements to its contingency plans as additional information regarding Year 2000 strategies becomes available and as a result of the industry-wide simulation testing described above. There can be no assurance, however, that any contingency plan utilized by the Company will prevent the Company from incurring service interruptions and other negative consequences in the event of Year 2000 problems either with its own IT and non-IT systems or with those of third parties having material business relationships with the Company.

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

As a fundamental part of its brokerage business, the Company holds short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. Such funds totaled $483,038,205 at June 25, 1999 and $503,455,354 at September 25, 1998. The Company invests such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. The Company's interest earning assets are financed by short-term interest bearing liabilities totaling $1,820,477,017 at June 25, 1999 and $1,136,082,337 at September 25, 1998 in the form of customer cash balances. Additionally, at June 25, 1999 the Company had $58,000,000 outstanding in notes payable under a floating interest rate arrangement (see "Bank Loan Agreements") compared to $11,000,000 outstanding at September 25, 1998. The Company earns a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances. Since the Company establishes the rate paid on customer cash balances, a substantial portion of its interest rate risk is under the direct management of the Company. The Company generally moves rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, does not anticipate that changes in interest rates will have a material effect on the Company's earnings and cash flows.

The Company holds a marketable equity security at June 25, 1999, which is recorded at fair value of $408,256,481 ($248,591,593 net of tax) and has exposure to market price risk. The same security was recorded at fair value of $29,454,879 ($17,522,615 net of tax) at September 25, 1998. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and amounts to approximately $40,000,000 at June 25, 1999. Actual results may differ.

The Company's revenues and financial instruments are denominated in U.S. dollars and the Company does not invest in derivative financial instruments or derivative commodity instruments.



PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

On September 16, 1998, a putative class action complaint was filed in the District Court, Douglas County, Nebraska, regarding the Company's alleged inability to handle the volume of subscribers to its Internet brokerage services. The complaint seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. The Company believes that it has viable defenses to the allegations raised in the complaint and intends to assert them vigorously. However, because this proceeding is at a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the ultimate outcome of this matter.

On October 13, 1997, Advanced Clearing received from the Director of Arbitration of the NASD an arbitration claim filed by Slavic Investment Corporation, a former correspondent broker, and Slavic Mutual Funds Management Corporation, a related company, regarding breach of contract. The damages sought include approximately $9.3 million in compensatory damages, and five times that amount in punitive damages. The Company has completed a portion of the arbitration hearings with additional hearings scheduled for the fall of 1999. The Company believes that it has viable defenses to the issues raised in the arbitration and intends to assert them vigorously. The Company also believes that the damages sought are substantially in excess of any losses that may have been incurred. However, the Company is not presently able to predict the ultimate outcome of this matter.

The Company and its subsidiaries are parties to a number of other legal matters arising in the ordinary course of business. In management's opinion, the Company has adequate legal defenses to each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially the Company's business, financial condition and results of operations.


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

         3.5 Certificate of Amendment of Certificate of Incorporation of Ameritrade Holding Corporation dated February 17, 1999 (incorporated by reference to Exhibit 3.5 of the Company's quarterly report on Form 10-Q filed on May 10, 1999)

         3.6 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999

         4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.1 Agreement of Limited Partnership, dated as of February 4, 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.5 Sale of Minority Interest Agreement between Comprehensive Software Systems, Ltd. and ADP Financial Information Services, Inc., dated as of June 3, 1998 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

        10.6 Broker Loan Pledge and Security Agreement, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.7 Master Broker Loan Note, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.8 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.24 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

        10.9 Lease, dated as of March 19, 1999, between Alliance Gateway No. 16, Ltd. and Ameritrade Holding Corporation

        10.10 Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation

        10.11 Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation

        10.12 Lease, dated as of April 22, 1999, between Heritage Commons I, Ltd. and Ameritrade Holding Corporation

        10.13 Employment Contract, dated as of December 3, 1996, between J. Joe Ricketts and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.14 Employment Contract, dated as of December 3, 1996, between Joseph A. Konen and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.12 Employment Contract, dated as of December 3, 1996, between Robert T. Slezak and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.13 Employment Contract, dated as of February 15, 1999, between Thomas Lewis and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q filed on May 10, 1999)

        10.14 Employment Contract, dated as of March 24, 1999, between Jack R. McDonnell and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q filed on May 10, 1999)

        10.15   Form of Executive Bonus Plan (incorporated by reference to
                Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.16   1996 Long-Term Incentive Plan (incorporated by reference to
                Exhibit 10.30 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

        10.17 Amendment to 1996 Long-Term Incentive Plan dated November 11, 1997 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

        10.18 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

        10.19 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

        10.20   Amendment to Loan Agreement dated as of May 24, 1999

        10.21 Operating Agreement of Adirondack Trading Partners LLC (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

        27.1    Financial Data Schedule (EDGAR filing only)


(B)     REPORTS ON FORM 8-K:
        No reports on Form 8-K were filed during the three-month period ended June 25, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 6, 1999

                       Ameritrade Holding Corporation

                       (Registrant)



                       by: /s/ J. Joe Ricketts
                           ----------------------------------------------
                           J. Joe Ricketts

                           Director, Chairman and Co-Chief Executive Officer

                           (Principal Executive Officer)



                       by: /s/ Thomas K. Lewis
                           ----------------------------------------------

                           Thomas K. Lewis

                           Co-Chief Executive Officer

                           (Principal Executive Officer)



                       by: /s/ Robert T. Slezak
                           ----------------------------------------------

                           Robert T. Slezak

                           Director, Chief Financial Officer, Vice President

                           and Treasurer (Principal Financial and

                           Accounting Officer)