Form 10-K
period 1999-09-24
AMERITRADE HOLDING CORP
filed 1999-12-23
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 24, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

As of December 15, 1999, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $4.2 billion computed by reference to the final sale price of the stock on December 15, 1999 on the Nasdaq stock market. All of the Class B Common Stock is held by affiliates of the registrant.

The number of shares of Class A Common Stock outstanding as of December 15, 1999 was 159,339,473 shares.
The number of shares of Class B Common Stock outstanding as of December 15, 1999 was 16,372,800 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1999 Annual Report to Stockholders (incorporated into Part II hereof)
Definitive Proxy Statement relating to the Company's 2000 Annual Meeting to be filed hereafter (incorporated into Part III hereof)

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX

                                                                                        Page No.
                                                                                        --------
                                          PART I

Item 1.   Business                                                                         3
Item 2.   Properties                                                                       10
Item 3.   Legal Proceedings                                                                11
Item 4.   Submission of Matters to a Vote of Security Holders                              11
          Executive Officers of the Registrant                                             11

                                         PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters            12
Item 6.   Selected Financial Data                                                          13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of       13
          Operations
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                       13
Item 8.   Financial Statements and Supplementary Data                                      14
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial        14
          Disclosure

                                         PART III

Item 10.  Directors and Executive Officers of the Registrant                               14
          Section 16(a) Beneficial Ownership Reporting Compliance                          14
Item 11.  Executive Compensation                                                           14
Item 12.  Security Ownership of Certain Beneficial Owners and Management                   14
Item 13.  Certain Relationships and Related Transactions                                   14

                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                  14
          Exhibit Index                                                                    15
          Signatures                                                                       22

UNLESS OTHERWISE INDICATED, REFERENCES TO "WE", "US" OR "COMPANY" MEAN AMERITRADE HOLDING CORPORATION ("HOLDING") AND ITS SUBSIDIARIES AMERITRADE (INC.) ("AMERITRADE"), ACCUTRADE, INC. ("ACCUTRADE"), ADVANCED CLEARING, INC. ("ADVANCED CLEARING"), AMERIVEST, INC. ("AMERIVEST") AND ONMONEY FINANCIAL SERVICES CORPORATION ("ONMONEY"), COLLECTIVELY, AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S FISCAL YEAR ENDED THE LAST FRIDAY OF SEPTEMBER.

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

PART I
ITEM 1.  BUSINESS

The Company was established in 1971 and has been engaged in the discount brokerage industry since 1975. We are a leading provider of online discount brokerage services. We provide technology-based brokerage services to retail investors through a variety of mediums, primarily through the Internet. Our services appeal to a broad market of self-directed retail investors who are value conscious. We use our low-cost platform to offer brokerage services to investors at prices that are significantly lower than prices offered by our major competitors. Our goal is to provide the best execution using the best information at the best price.

We were one of the earliest participants in the growing online brokerage industry, pioneering online trading with the first Internet trade in 1994. Since initiating online trading, we have dramatically increased our number of core discount brokerage accounts, average daily trading volume and total assets in customer accounts, while significantly lowering our pre-advertising operating costs per trade. We expect online brokerage activity to continue to expand, creating opportunities for us to leverage our market position and cost structure for further growth and profitability.

We operate through our four principal operating subsidiaries, including Ameritrade, Accutrade, Advanced Clearing and AmeriVest. We serve most of our retail discount brokerage customers through Ameritrade. In 1997, we began to emphasize our Ameritrade brand and focus on positioning ourselves as a major player in the low commission segment of online brokerage. We serve customers who desire a higher degree of personalized service through Accutrade. Ameritrade and Accutrade enable us to target and service retail customers differentiated primarily by price sensitivity and level of personalized service sought. Advanced Clearing provides clearing services to Ameritrade and Accutrade, as well as to independent broker-dealers and other correspondents. AmeriVest provides wholesale discount brokerage services to depository institutions. Additionally, we are developing an Internet-based personal financial management system through our OnMoney subsidiary.

BUSINESS STRATEGY
Our business strategy is to capitalize on the growth of the online brokerage industry. The key elements of our strategy are as follows:

      - ESTABLISH AMERITRADE AS THE DOMINANT BRAND IN ONLINE TRADING. We intend to establish Ameritrade as the dominant global brand in the online discount brokerage market. We plan to achieve this goal by providing a compelling value proposition in order to attract and retain online discount brokerage customers as well as through aggressive promotion of the Ameritrade brand name. Since October 1997, we have invested over $100.0 million in advertising programs and plan to substantially increase the amount we spend on advertising in the future. We also plan to pursue opportunities to strengthen our brand positioning and increase our customer base through strategic acquisitions.
      - FOCUS ON ONLINE DISCOUNT BROKERAGE SERVICES. We plan to maintain our focus on attracting self-directed investors to our online discount brokerage services. Approximately 95 percent of our net revenues are derived from our retail discount brokerage service. We believe that this focus promotes efficiencies and capitalizes on projected growth in the industry.
      - EXPAND OUR CAPACITY AND INFRASTRUCTURE TO MEET EXPECTED INCREASES IN TRADING VOLUME. We continually enhance our systems to provide timely and reliable service to our customers. In fiscal 1999, we made a substantial investment in technology and infrastructure to meet increases in trading volume. We will continue to add capacity and reliability to meet expected increases in trading volume and customer accounts. We have also expanded our management team, added support personnel and opened additional customer service and technology centers to support our growth.
      - CONTINUE TO OFFER INNOVATIVE TECHNOLOGIES AND SERVICE ENHANCEMENTS TO OUR CUSTOMERS. We seek to provide our customers with the most advanced technology and service available. During fiscal 1998, we released "DarwinTM: Survival of the Fittest" ("Darwin"), the first interactive CD-ROM-based options trading simulator. During fiscal 1999, we reached an agreement with MicroStrategy(R)Incorporated to develop a comprehensive suite of financial service offerings, including personalized investor information available by cellular telephone, pager or e-mail and entered into an agreement with Sprint PCS Group to enable our customers to access their accounts, place trades and receive stock alerts via the Internet using The Sprint PCS Wireless Web and a new generation of digital phones. We have also recently entered into an agreement with TROY Group, Inc. to allow rapid account opening and funding by new customers. We intend to further develop our data gathering and tracking system to enable us to determine the needs of our various customer segments and tailor our services to their individual needs.
      - BE THE LOWEST COST PROVIDER OF QUALITY SERVICES. As the volume of online trading further expands and our online trading volume increases, we intend to continue to lower our operating costs per trade by creating economies of scale, using proprietary systems and automation and locating our operations in low-cost geographical areas. We have significantly reduced our pre-advertising operating expenses per trade and will continue to maintain our cost discipline.
      - EXPAND OUR ACCESS TO INTERNATIONAL CUSTOMERS. We plan to increase our customer base and build brand awareness by selectively forming strategic alliances with international financial services leaders. During fiscal 1999, we formed an alliance with Deutsche Bank in Germany, which provides its substantial customer base the ability to trade on the United States markets through Ameritrade. In addition, we are in discussions with Cortal, a subsidiary of Banque Paribas, in France, and several other international financial institutions regarding the provision of similar trading services to their customers.

ONLINE DISCOUNT BROKERAGE INDUSTRY OVERVIEW
The online discount brokerage industry in which we compete has grown rapidly in the past few years. A number of factors have contributed to this growth, including:
      - enduring strength and recent growth of the United States equity markets, with equity market capitalization in the United States doubling in the past five years to over $15 trillion;
      - increased accessibility to and affordability of brokerage services made possible by rapid advances in communications and processing technology and by increasing competition among brokerage companies;
      - increased consumer acceptance of and confidence in the Internet as a reliable, secure and cost-effective medium for financial transactions;
      - the availability of financial information online, including research, real-time quotes, charts, news and company information;
      - the appeal of online trading to investors based on lower prices, greater range of investment alternatives and greater control over investment decisions; and
      -  growth in financial assets held by individual investors.

AMERITRADE
Ameritrade is a leading full-service provider of low-cost, high-value online discount brokerage services to the rapidly expanding population of self-directed investors in the United States and abroad. Ameritrade was formed in 1997 through the consolidation of the accounts of Ceres Securities, Inc., K. Aufhauser & Company, Inc. and the eBroker division of All American Brokers, Inc. In October 1997, we launched an aggressive advertising campaign to introduce our revolutionary "8 bucks a trade" campaign and began emphasizing our Ameritrade brand as the major player in the low commission segment of online brokerage. The campaign succeeded in building brand awareness. From October 1997 through the end of fiscal 1999, we opened 462,000 new accounts, added a net $15.6 billion to assets in customer accounts and increased the number of trades per day at a 274 percent compound annual growth rate. We intend to continue the substantial advertising and marketing program to establish Ameritrade as the dominant brand in online trading.

OUR PRODUCTS AND SERVICES
Ameritrade is focused on being the best provider of online discount brokerage services. Our goal is to "bring Wall Street to Main Street." The products and services we offer reflect this goal. Our products include:
      - COMMON AND PREFERRED STOCK. Customers can purchase common and preferred stocks and American depository receipts traded on any United States exchange or quotation system. Fees for equity trades begin at $8 per trade regardless of the number of shares bought or sold. Additional value-added services, such as limit orders, are offered at higher rates.

      - MUTUAL FUNDS. Customers can compare and select from a portfolio of over 7,800 mutual funds from over 400 fund families. Customers can also easily exchange funds within the same family. Fees for mutual fund trades begin at $18 per trade.
      - OPTION TRADES. We offer a full range of option trades, including spreads, straddles and buy/writes. To help navigate the complex landscape of option trading, we provide the proprietary educational tool, DarwinTM: Survival of the Fittest, which is designed to help our customers become comfortable with the options market. Fees for option trades begin at $29 per trade.
      - TREASURY, CORPORATE AND MUNICIPAL BONDS. We offer our customers access to the secondary bond market via our telephone brokers. Bond trades begin at $40 per trade.

Our services accessible through our Web site, and other mediums, include:
      - personalized news, alerts and market-related data via cellular telephone, pager and email through our alliance with MicroStrategy(R)Incorporated;
      -  the ability to access accounts via the Sprint PCS Wireless Web phone;
      - a broad range of third party research reports and investment news tailored to meet customer's specifications provided by CBS Marketwatch, Morningstar, The Motley Fool and Zacks Investment Research, among others;
      -  real-time stock quotes;
      - trade entry screens on our Web site that allow our customers to select the level of complexity that they desire in placing their trade orders;
      - convenient access for our customers via strategically placed links at leading Web portals such as America Online and Yahoo!;
      - educational programs to assist our customers such as DarwinTM and an online education center. DarwinTM is an options trading simulator that includes a comprehensive option tutorial designed to allow investors to learn basic and advanced option trading strategies, to trade fictional equities and options, to formulated investment strategies, to track performance and to compete against other players; and
      - an expanding base of customer service representatives, trained to answer questions knowledgeably and courteously.

We intend to continue to expand our products and services to meet customer demand and to provide the best value in the industry.

OUR CUSTOMERS
Our customers are primarily self-directed investors, many of whom use the Internet to manage their personal finances. Customer accounts include cash accounts, margin accounts and retirement accounts and generally require a minimum investment of $2,000. Our customers range in experience from first-time traders to sophisticated investors. Our initial customer base was comprised of individuals who tended to be experienced, active investors seeking more control over their portfolios while reducing their transaction costs. Our continual technology infrastructure enhancements and broadening brokerage product and service offerings have proven to be attractive to this growing base of Internet investors. Since we introduced our $8 commission price point and our extensive branding campaign, we have attracted many new customers who initially are less experienced but who are interested in becoming market participants and who are attracted to our low commissions and our easy access to the market. In addition, a substantial number of our customers have migrated from full-service brokers. As Internet penetration rates continue to climb and self-directed investment proliferates, we expect to attract significantly more of these customers.

OUR DISTRIBUTION METHODS
We provide our customers with an array of mediums with which to access our products and services. These mediums include:
      - INTERNET. Customers are attracted to the ease, convenience and value of stock trading via the Internet. For the quarter ended September 24, 1999, 82 percent of our customer transactions were executed through the Internet, located at www.ameritrade.com. Commissions on Internet equity market orders are $8 per transaction.
      - TOUCH-TONE TELEPHONE. Users may transact their trades through an automated, toll-free touchtone telephone system. Many customers rely on this medium for trading while away from their computers. Commissions on touch-tone equity market orders are $12 per transaction.
      - REGISTERED REPRESENTATIVES. Customers may gain assistance and make trades through registered representatives at a toll-free telephone number. Commissions on broker-assisted equity market orders are $18 per transaction.
      - SPRINT PCS WIRELESS WEB PHONE. In November 1999, Ameritrade became the first brokerage to enable investors to have anytime, anywhere access capabilities to our Web site online via wireless telephone. Ameritrade customers can now access their accounts, place trades and receive stock alerts via the Internet using The Sprint PCS Wireless Web and a new generation of digital phones. Commissions on Wireless Web equity market orders are $8 per transaction.

There is an additional $5 fee for executed limit orders through all channels.

ACCUTRADE
Accutrade provides value-added discount brokerage services to investors who desire a higher degree of personalized customer service. Accutrade permits customers to access its services through the Internet, automated touch-tone telephone and facsimile, and through registered representatives. Accutrade customers can trade in common and preferred stocks, mutual funds, options, corporate and municipal bonds, treasury obligations, foreign securities and certificates of deposit. Accutrade also offers a wide range of third-party research services to assist its customers in meeting their investment objectives. Accutrade pioneered trading by touch-tone telephone in 1988.

Accutrade introduced a software package known as Accutrade for Windows in March 1996 to provide investors with an online investing system and the ability to manage their financial assets. Customers using Accutrade for Windows may place orders for stocks, mutual funds, options and corporate bonds. Customers also can review their balances, positions, transaction histories and order statuses and obtain quotes. One of the advanced features of Accutrade for Windows is the ability to make program investments. This feature permits customers to create conditions under which orders will be placed and then to have their personal computer monitor the market to automatically place the order. Customers can also design baskets of stocks to track and trade. In October 1997, Accutrade for Windows was named a finalist by PC Computing magazine in its annual Most Valuable Product competition.

In addition to its trading department, which is staffed by registered representatives, Accutrade provides personalized customer service for both technical and brokerage needs. Customer service representatives respond to inquiries about the services offered by Accutrade, including securities transactions and other account activity. We believe that our customer service representatives provide superior service and assist in maintaining long-term customer relationships.

Accutrade charges a commission of $29.95 for equity orders of up to 1,000 shares placed over the Internet and requires a minimum of $5,000 to open an account.

ADVANCED CLEARING
We provide clearing and execution services to correspondents, including our discount brokerage businesses and independent broker-dealers, depository institutions, registered investment advisors and financial planners through our subsidiary, Advanced Clearing. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. The clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. Advanced Clearing's correspondents, as introducing brokers, are responsible for all customer contact, including opening customer accounts, responding to customer inquiries and placing customer orders with the clearing broker. As a clearing broker, Advanced Clearing provides the following back office functions:
      -  maintaining customer accounts;
      -  extending credit in a margin account to the customer;
      - settling security transactions with clearing houses such as the Depository Trust Company and the National Securities Clearing Corporation;
      -  settling commissions and clearing fees;
      -  preparing customer trade confirmations and statements;
      - performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the customer;
      - possession, control and safeguarding funds and securities in customer accounts;
      - transmitting tax accounting information to the customer and to the applicable tax authority; and
      - forwarding prospectuses, proxies and other shareholder information to customers.

We make loans to customers collateralized by customer securities. Margin lending by us is subject to the margin rules of the Board of Governors of the Federal Reserve System ("Federal Reserve"), National Association of Securities Dealers ("NASD") margin requirements and our internal policies, which are more stringent than the Federal Reserve and NASD requirements. By permitting customers to purchase on margin, we take the risk of a market decline that could reduce the value of the collateral held by us to below the customers' indebtedness before the collateral can be sold. Under applicable securities laws and regulations, in the event of a decline in the market value of the securities in a margin account, we are obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25 percent of the value of the securities in the account. Our current internal requirement, however, is that the customer's equity not fall below 30 percent of the value of the securities in the account. If it does, the customer will be required to increase the account's equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as we deem necessary for certain accounts, groups of accounts, securities, or groups of securities.

AMERIVEST
AmeriVest is a wholesale provider of discount brokerage services to depository institutions, including banks, savings and loans and credit unions. AmeriVest provides these institutions with a means of providing discount brokerage services to their retail customers without the need for the institutions themselves to register as broker-dealers to provide these services.

ONMONEY
OnMoney is developing an Internet-based financial management system for individual investors. OnMoney intends to provide its customers with a consolidated financial statement showing all of their accounts with various financial institutions, including banks, securities brokers, mutual funds, insurance and mortgage brokers. OnMoney also intends to provide its customers with free information, including news, market research and stock quotes. OnMoney has launched its beta site at www.OnMoney.com and currently has several thousand registered customers.

ADVERTISING AND MARKETING ALLIANCES
We intend to increase our market share through an aggressive advertising program primarily consisting of online advertising, television, print, direct mail and our own Web sites. In October 1997, we launched a national marketing campaign to promote the Ameritrade brand name and our new $8 price point. Since that date, we have invested over $100 million in advertising programs designed to bring greater brand recognition to our services. During this two year period, our core discount brokerage accounts increased over 470 percent from approximately
98,000 accounts at September 26, 1997 to approximately 560,000 at September 24, 1999. As a result of this success, we intend to significantly increase our investment in advertising in the future. We currently have budgeted $200 million for advertising expenses in fiscal 2000. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

Our marketing program focuses on advertising our online discount brokerage services as a less expensive and more efficient way of executing transactions, building awareness of our brand and selling the full range of our services. Our target market includes individual investors who want to manage some or all of their funds directly in a cost-effective manner. We believe that this represents a very broad and growing segment of the United States population.

Online advertising is conducted through many Web sites, including our relationships with America Online, as well as popular Web sites such as Yahoo!. Our two-year contract with America Online, which expires in September 2000 unless renewed, makes us one of only four online brokerage firms with exclusive access to America Online's customer base. Similarly, we are one of the four online brokerage firms currently featured on Yahoo!'s finance Web page. We advertise regularly on CNBC and other major television networks. We also place print advertisements in a broad range of business publications, including The Wall Street Journal, Barron's and Investor's Business Daily, and use direct mail advertising.

To monitor the success of our various marketing efforts, we have installed a sophisticated data gathering and tracking system. This system allows us to determine the type of advertising that best appeals to our target market so that we can invest future dollars in these programs and obtain a greater yield from our marketing dollars. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various customer segments and tailor our services to their individual needs. We intend to utilize this system to strengthen relationships with our customers and support marketing campaigns to attract new customers.

At our Web sites, prospective customers are able to obtain detailed information on our services, use an interactive demonstration system, request additional information and obtain an account application online. We may capitalize on the traffic to our Web sites by selling advertising to third parties who are interested in targeting our broad customer base.

We pursue public relations opportunities to build brand awareness. This campaign includes appearances by our executives on CNN, CNBC and various television networks, in addition to profiles in Business Week, The Wall Street Journal, and Kiplinger's. We also participate on a regular basis at industry conferences and events.

All of our communications with the public are regulated by the NASD.

TECHNOLOGY AND INFORMATION SYSTEMS
Technology is the core of our business and is critical to our goal of providing the best execution at the best value to our customers. Online trading requires reliable, scalable systems that can handle complex financial transactions for our customers with speed and accuracy. We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component to our success.

We combine our sophisticated systems with premier technology personnel. In early 1999, we hired key executives with extensive technology backgrounds to strengthen our technology capabilities. Our internal staff of programmers, developers and operators provides critical support to our technology platform. In addition, our quality control analysts, Web site developers, technical writers and design specialists help ensure that our systems are easy to use, dependable and reflect the most current enhancements and features. We currently employ approximately 284 employees in our technology department. From time to time, we supplement our internal staff with consultants and contract programmers to strengthen our capabilities in specialized technology disciplines.

We continue to make significant investments in technology and information systems. Since March 1999, we have spent over $20 million to increase capacity and improve reliability. In that time, we have more than doubled our daily trade and Web capacity and significantly increased our back office systems capacity. During the first quarter of fiscal 2000, we will begin operating a second data center in Kansas City, Missouri that will be a duplicate of our primary data center. We expect to be able to run our business from this second site, should our primary site fail, with no service interruptions. To provide for system continuity during potential power outages, we also have equipped our computer facilities with uninterruptible power supply units, as well as back-up generators.

In general, technology impacts our business on three levels:
- front-end applications are focused on customer contact with us and ability to place trades through our system;
-  middleware technology handles the routing and processing of customer orders;
   and
- back office systems facilitate our interaction with third parties such as clearinghouses, stock exchanges, execution agents and quote providers.

FRONT-END APPLICATIONS
Each customer interacts with our technology through various delivery channels, with the primary channel being the Internet. We are continuously improving the speed and capacity of our Web site to ensure reliability as we continue to grow. We believe that the Internet component of our technology and information system has been a key contributor to our growth to date, and will remain an important aspect of our growth in the future.

We recognize that privacy in transmitting confidential information over public networks such as the Internet is critical to our operations. As a result, we have invested in both proprietary and industry standard security measures to protect the integrity of our customers' personal information and account data. Customers are assigned unique account numbers and personal identification numbers that must be used each time they log on to our system. We use encryption technology to provide the security and authentication necessary to ensure the confidential exchange of information between our customers and our system.

MIDDLEWARE
Our middleware is the technology that transfers and processes information between the customer and the trading system. The middleware unifies the front-end applications and multiple interfaces, supports different computer languages, hardware platforms and protocols, and establishes the interface between our back office system and the customers who execute transactions. We are investing extensively in the development of our middleware to increase the speed and reliability with which we can communicate with our customers. We have successfully implemented Tuxedo, which is a high-end middleware package. Tuxedo, coupled with our proprietary trading applications, allows us to handle hundreds of thousands of transactions and execute them quickly and accurately.

BACK OFFICE SYSTEM
Our back office systems include customer service work stations, order entry systems, transaction summaries, data feeds for compliance and risk management, execution reports, margin calculations, reconciliation of accounts and trade confirmations. Our back office systems also contain our customer profile database functions and provide other support to Advanced Clearing. Our back office system currently runs in a batch environment.

CUSTOMER SERVICE
We strive to optimize the level of customer service provided to our clients by:
- expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of customers' securities trading and related activities;
- ensuring prompt response to customer service calls through adequate staffing with properly trained and motivated personnel in our customer service departments; and

- tailoring customer service to the particular expectations of the clients of each of our brokerage businesses.

ACCESS TO CUSTOMER SERVICE
We provide customer service support through a variety of access points, including Web sites, e-mail, electronic bulletin boards and customer service representatives.
- WEB SITES. Web sites provide basic information on how to use our services and an in-depth education center that includes a guide to online investing and an encyclopedia of finance.
- E-MAIL. Customers are encouraged to use e-mail for matters that are not time sensitive. Our operating standards require a response within 24 hours of receipt of the e-mail for such matters; however, we strive to respond within 60 minutes of the original message.
- CUSTOMER SERVICE REPRESENTATIVES. For customers who choose to call or whose inquiries necessitate calling one of our customer service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering, directing of calls to the proper department, information about current wait times and the capability to exit the voice queue to leave a voice message for later response or to transfer to an automated system. Our systems also allow linkage between caller identification and the customer database to give the customer service representative immediate access to the customer's account data at the time the call is received. We are currently implementing technology that will increase call handling efficiency and enhance the customers' experience when calling for service, particularly during periods of heavy market activity.

SERVICE AND TRAINING STANDARDS
Many of our customers' inquiries require handling by customer service representatives. We provide our customers access to customer service representatives via toll-free numbers 24 hours per day. We strive to provide the best customer service in the industry as measured by (1) speed of response time on telephone calls, (2) turnaround time on resolving customer inquiries and (3) customer satisfaction with the account relationship. We develop hiring plans that reflect growth projections to ensure that adequate personnel are hired and trained in advance of customer needs. As of September 24, 1999, we employed over 800 full-time equivalent employees assigned to handle customer service calls in our discount brokerage businesses. We have recently added a customer service operations center in Fort Worth, Texas to supplement our customer service staff in Omaha, Nebraska.

Customer service representatives receive training in brokerage operations, our policies and procedures and basic telephone and clerical skills to ensure quality and accuracy. Each new representative is monitored closely by a lead representative, who is supervised by experienced operations managers. All telephone calls are recorded for purposes of training and supervision and to assist in the resolution of customer disputes.

We monitor the speed of answering telephone calls from our customers. We also seek to monitor the level of overall customer satisfaction through the use of customer response cards sent with trade confirmations and through periodic surveys. Written comments, e-mails and electronic postings by customers are regularly reviewed by our senior officers. It is our policy to respond to all customer questions, comments or complaints, regardless of the manner received.

COMPETITION
We believe that the principal determinants of success in the discount brokerage market are brand recognition, size of customer base, technology infrastructure and access to financial and managerial resources. We also believe that the principal factors considered by customers in choosing a discount broker are price, customer service, quality of trade execution, delivery platform capabilities, convenience and ease of use, breadth of services and innovation. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.

The market for discount brokerage services, particularly electronic brokerage services, is new, rapidly evolving, and intensely competitive. We have seen a dramatic increase in competition during 1998 and 1999 and expect this competitive environment to continue in the future. We encounter direct competition from numerous other discount brokerage firms, many of which provide online brokerage services. These competitors include such discount brokerage firms as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., TD Waterhouse Securities, Inc., E*TRADE Securities Inc., DLJdirect, a division of Donaldson, Lufkin & Jenrette, Inc., Morgan Stanley Dean Witter & Co., and Datek Online Brokerage Services Corp. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide or have announced that they intend to provide online brokerage services.

INVESTMENTS
Our investments consist primarily of our ownership of unregistered shares representing approximately 7.1 percent interest in Knight/Trimark Group, Inc. ("Knight/Trimark"), a publicly held company that is the largest wholesale market maker in U.S. equity securities. Knight/Trimark makes markets in over 7,500 equity securities listed on Nasdaq and the OTC Bulletin Board of the NASD and trades NYSE- and AMEX- listed equity securities over the counter (the Third Market). Knight/Trimark is the successor company to Roundtable Partners L.L.C., in which we had a minority interest. Knight/Trimark became a public company in 1998 and trades on The Nasdaq National Market under the symbol "NITE." J. Joe Ricketts, our Chairman and Co-Chief Executive Officer, and Gene
L. Finn, one of our directors, are on the Board of Directors of Knight/Trimark. We derive significant revenues from Knight/Trimark in exchange for routing trade orders to them for execution. Revenues related to such transactions totaled $8,198,753, $9,435,696, and $6,843,502 in fiscal 1999, fiscal 1998 and fiscal
1997, respectively. These amounts are included in Commissions and Clearing Fees.

We also have investments in Comprehensive Software Systems, Ltd. ("CSS"), a software development firm for the brokerage industry, and Adirondack Trading Partners L.L.C., a development stage company formed to trade listed equity and index options.

We recently invested in a start-up investment bank that is expected to act as a vehicle for distributing shares of initial public offerings to retail, online investors. In connection with the investment, Ameritrade entered into a distribution agreement with the new investment bank to allow Ameritrade to participate in such distributions.

REGULATION
The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission ("SEC") and to be members of the NASD. As such, we are subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of the NASD. Such regulations establish, among other things, minimum net capital requirements for our operating subsidiaries. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

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

INTELLECTUAL PROPERTY RIGHTS
Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade identity and customer base. We rely on all modes of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law and have utilized the various methods available to us, including registrations with the Patent and Trademark Office for various properties, as well as entry into written licenses and other technology agreements with third parties. The source and object code for our proprietary software is also protected using various applicable modes of intellectual property protection. In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or noncompetition agreements with our associates, independent contractors and business partners, and to generally control access to and distribution of our intellectual property.

EMPLOYEES
As of September 24, 1999, we employed approximately 2,379 full-time equivalent employees, of which approximately 450 were registered representatives. The number of employees has grown from 985 full-time equivalent employees as of the end of fiscal 1998 in response to the growth in the number of accounts and transaction volume we have experienced. None of our employees are covered under a collective bargaining agreement. We believe that our relations with our employees are good.


ITEM 2.  PROPERTIES

Our headquarters are located in Omaha, Nebraska, and occupy approximately 74,000 square feet of leased space. The existing lease expires in December 2017. During the third quarter of fiscal 1998, we began to lease an additional facility in Bellevue, Nebraska, with approximately 132,000 square feet. This facility is used as an operations center for Ameritrade. The Bellevue lease expires in June 2008. We also lease seven other locations in Omaha totaling over 125,000 square feet. The leases on these properties expire from November 2001 through July 2006. In addition, we have leased space in White Plains, New York totaling approximately 8,000 square feet with a lease that expires in July 2000. We recently began leasing space in Ft. Worth, Texas for a second operations center for Ameritrade. We currently lease over 65,000 square feet and will soon occupy additional space, bringing the total Ft. Worth square footage to over 185,000. The leases in Ft. Worth expire between March 2000 and December 2014. We recently leased 32,000 square feet of office space in Baltimore, Maryland pursuant to leases that expire between December 1999 and August 2000. In addition, we recently signed a lease for 120,000 square feet of office space in Baltimore, Maryland to be used as a technology development center. This Baltimore lease expires in May 2010. We have also purchased an 87,000 square foot facility in Kansas City, Missouri that will serve as a backup data center.


ITEM 3.  LEGAL PROCEEDINGS

On September 16, 1998, a putative class action complaint was filed in the District Court, Douglas County, Nebraska, regarding the Company's alleged inability to handle the volume of subscribers to its Internet brokerage services. After initial proceedings and discovery, the complaint was amended and, on September 10, 1999, a second amended complaint was filed. The amended complaint seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. The Company believes that it has viable defenses to the allegations raised in the amended complaint and intends to assert them vigorously. However, because this proceeding is still at a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the ultimate outcome of this matter.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 1999, a special meeting of the shareholders of the Company was held for the purpose of considering and voting upon a proposal to amend and restate the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock that the Company is authorized to issue to 270,000,000 and to increase the number of share of Class B Common Stock that the Company is authorized to issue to 18,000,000. The proposed increase in authorized shares of Class A Common Stock and Class B Common Stock was approved at the special meeting by the affirmative vote of a majority of outstanding shares of the Class A Common Stock. Of the 52,687,880 shares of Class A Common Stock eligible to vote at the special meeting, 50,595,012 shares were voted for the proposal, 296,974 shares were voted against the proposal, and there were abstentions and broker non-votes with respect to 73,535 shares and 1,722,359 shares, respectively. The proposed increase in authorized shares was approved by the holders of all of the outstanding shares of Class B Common Stock pursuant to a unanimous written consent prior to the special meeting.


EXECUTIVE OFFICERS OF THE REGISTRANT
The Company's executive officers are as follows:

Name                          Age           Position
----                          ---           --------
J. Joe Ricketts               58            Chairman and Co-Chief Executive Officer
Thomas K. Lewis               47            Co-Chief Executive Officer
Yvonne M. Kisiel              45            Vice President and General Counsel
Michael J. Head               41            Vice President, Corporate Audit and Assistant Corporate Secretary
Todd M. Ricketts              30            Secretary

J. JOE RICKETTS has served as a director and as Chairman and Chief Executive Officer of Holding since 1981. He has served as Co-Chief Executive Officer of Holding since February 1999. In 1975 Mr. Ricketts became associated with Holding and served as a director, officer and stockholder. By 1981, Mr. Ricketts acquired majority control of Holding. Prior to 1975, Mr. Ricketts was a registered representative with a national brokerage firm, an investment advisor with Ricketts & Co. and a branch manager with The Dun & Bradstreet Corporation, a financial information firm. Mr. Ricketts is a director of Knight/Trimark, CSS Management, Inc. and Net.B@nk, Inc. Mr. Ricketts served as a member of the District Committee for District 4 of the NASD from 1996 to 1999. Mr. Ricketts is a member of the Board of Trustees for Father Flanagan's Boys Home (Boys Town) and serves on the Board of Directors of Creighton University. Mr. Ricketts received his B.A. in economics from Creighton University.

THOMAS K. LEWIS has served as Co-Chief Executive Officer of Holding since February 1999. From May 1998 to October 1998, Mr. Lewis served as President of TenFold Insurance Group, a systems integration and consulting division of TenFold Corporation, where he was responsible for all business operations, including marketing, sales, consulting, applications development, business development and administration. From November 1993 to May 1998, Mr. Lewis served as Chief Information Officer of USF&G, Inc., an insurance company. From 1989 to 1993, Mr. Lewis was co-founder of Seer Technologies, Inc., a global technology consulting practice, and managed the company's rapid expansion in Europe, the Middle East and Africa. From 1987 to 1989, he served as Senior Vice President, Strategic Information Systems for American Express Corporation, a financial service provider, and, from 1984 to 1987, headed an effort to rebuild all of the securities trading and settlement systems while serving as Vice President, Systems Development and Support for Credit Suisse First Boston, an investment banking firm. From 1982 to 1984, Mr. Lewis was head of technology for the Executive Office of the President of the United States, and was recognized with the highest award given for such service, The Distinguished Service Award of the Office of Administration. Mr. Lewis is a technology advisor for the National Federation of the Blind. He has a B.S. in business administration and an M.S. in computer science from the University of New Haven in Connecticut.

YVONNE KISIEL has been with Holding since March 1999 and has served as Vice President and General Counsel of Holding since July 1999. From 1998 to March 1999, Ms. Kisiel was Vice President of Business Development and Chief Counsel for Tenfold Insurance Systems Group. From 1992 to 1998, Ms. Kisiel served as an independent legal consultant with United States Fidelity and Guaranty Company. Ms. Kisiel earned her J.D. at George Washington University National Law Center and her B.A. from Florida Atlantic University.

MICHAEL J. HEAD has served as Vice President of Corporate Audit of Holding since September 1999 and as Assistant Corporate Secretary of Holding since October 1999. Prior to joining Holding, Mr. Head was Director of Internal Audit Services at PricewaterhouseCoopers L.L.P. from September 1997 to August 1999. From 1996 to 1997, Mr. Head served as Corporate Auditing Vice President for The Guarantee Life Companies in Omaha. From 1991 to 1996, Mr. Head served as Vice President and Manager of Audit Operations at FirsTier Financial Inc. He also served as a Senior Audit Manager at KPMG Peat Marwick in Omaha from 1990 to 1991. Mr. Head is a Certified Public Accountant. He received his B.S. in business administration with an emphasis in accounting from the University of Missouri-Columbia. Mr. Head is a member of the American Institute of Certified Public Accountants and the Institute of Internal Auditors.

TODD M. RICKETTS has served as Manager of Business Development of Holding since May 1999 and as Corporate Secretary since October 1999. Prior to joining Holding, Mr. Ricketts was the Manager of Special Projects at Knight/Trimark from September 1997 to November 1998. From September 1996 to June 1997, Mr. Ricketts served as the Manager of the Retail Bond Desk at the Chicago Corporation.
Mr. Ricketts received is B.A. in Economics from Loyola University of Chicago and is currently pursuing an M.B.A. at the University of Chicago. Todd M. Ricketts is the son of J. Joe Ricketts.


PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A COMMON STOCK
Our Class A Common Stock (the "Class A Stock") has been traded on the Nasdaq National Market under the symbol "AMTD" since March 4, 1997. The following table shows the high and low closing sales prices for the Class A Stock for the period indicated, as reported by the Nasdaq National Market. The prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. In August 1998 and February 1999, we effected two-for-one stock splits, both in the form of a stock dividend. In July 1999, we effected a three-for-one stock split in the form of a stock dividend. Accordingly, price information for periods prior to the stock splits have been adjusted to reflect the stock splits.

                                     CLASS A STOCK PRICE
                    --------------------------------------------------------
                    For the fiscal year ended      For the fiscal year ended
                       September 24, 1999             September 25, 1998
                    -------------------------      -------------------------
                       High            Low            High            Low
                    ---------       ---------      ---------       ----------
Fourth Quarter      $   41.25       $   16.13      $    3.81       $    2.25
Third Quarter       $   57.75       $   20.58      $    2.73       $    2.06
Second Quarter      $   21.43       $    5.34      $    2.51       $    1.90
First Quarter       $    6.13       $    2.20      $    3.15       $    1.80


The closing sale price of our Class A Stock as reported on the Nasdaq National Market on December 15, 1999 was $24.06 per share. As of that date there were approximately 600 holders of record of our Class A Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on the best information available to us by the transfer agent, there are approximately 120,500 beneficial holders of the Company's Class A Stock.

As of December 15, 1999, 16,372,800 shares of our Class B Common Stock (the "Class B Stock" together with the Class A stock, the "Common Stock") were outstanding, all of which are held of record by J. Joe Ricketts and Marlene Ricketts or certain entities controlled by them. The Class B Stock is not listed on any exchange and is not traded over the counter. Each share of Class B Stock is convertible into one share of Class A Stock at any time at the election of the holder thereof. Each share of Class B Stock shall automatically convert into one share of Class A Stock in the event of a transfer of such share of Class B Stock to any person other than J. Joe Ricketts, Marlene Ricketts, the lineal descendants of J. Joe Ricketts and Marlene Ricketts and their spouses, or any trust or other person or entity that holds Class B Stock for the benefit of any of the foregoing (the "Control Group"). In addition, the Class B Stock shall automatically convert on a share for share basis into Class A Stock if the number of shares of outstanding Common Stock held by the Control Group falls below 20 percent of the number of shares of outstanding Common Stock.

DIVIDENDS
We have not declared or paid cash dividends on our Common Stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our revolving credit agreement prohibits the payment of cash dividends. The payment of any future dividends will be at the discretion of our Board of Directors, subject to the provisions of the revolving credit agreement and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the Board of Directors may deem relevant.


ITEM 6.  SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Selected Financial Data" in our 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

The discussion of our financial condition and results of operations should be read in conjunction with the Selected Financial Data in Item 6 and the Consolidated Financial Statements and Notes thereto in our 1999 Annual Report to Stockholders. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on company revenues and earnings; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting us; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished pursuant to this item is set forth in the Consolidated Financial Statements and under the caption "Quarterly Financial Data (Unaudited)" in our 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance
Based upon the Company's review of forms filed by directors, officers and certain beneficial owners of the Company's common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has identified the following filings that were filed late by the Section 16 Reporting Persons during fiscal 1999: (i) J. Joe Ricketts was late in filing one form 4 with respect to one transaction; (ii) Marlene Ricketts was late in filing one form 4 with respect to one transaction; (iii) Yvonne Kisiel, Nancy Shaw, and Mike Head were late in filing form 3. The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to
Section 16 of the Exchange Act.

The other information about Directors required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 24, 1999 (the "Proxy Statement"). Other information about Executive Officers is shown on pages 11 and 12 of this filing.


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

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

   1. Financial Statements

      The financial statements and independent auditors' report are set forth in our 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

      Independent Auditors' Report
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Cash Flows
      Consolidated Statements of Stockholders' Equity
      Notes to Consolidated Financial Statements

   2. Financial Statement Schedules
      Condensed Parent Company Only Financial Statements are included in 14(d) below.

   3. Exhibits

       3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to Exhibit
            3.6 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

       3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

       4.1 Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

       4.2 Form of Note for the Company's 5.75% Convertible Subordinated Note due August 1, 2004 (included as part of Exhibit 4.4)

       4.3 Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

       4.4 First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

       4.5 Registration Rights Agreement dated August 4, 1999, between Ameritrade Holding Corporation and Goldman, Sachs & Co. and relating to the Company's 5.75% Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

      10.1 Agreement of Limited Partnership, dated as of February 4, 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to
            Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

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

      10.9 Lease, dated as of March 19, 1999, between Alliance Gateway No. 16, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

      10.10 Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

      10.11 Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by reference to Exhibit
            10.11 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

      10.12 Lease, dated as of April 22, 1999, between Heritage Commons I, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

      10.13 Agreement of Lease, dated July 28, 1999, between NBP 132, LLC and Ameritrade Holding Corporation

      10.14 First Amendment to Lease, dated September 27, 1999 between NBP 132, LLC and Ameritrade Holding Corporation

      10.15 Addendum to Lease, dated July 28, 1999 between NBP 132, LLC and Ameritrade Holding Corporation

      10.16 Employment Contract, dated as of December 3, 1996, between J. Joe Ricketts and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.17 Employment Contract, dated as of February 15, 1999, between Thomas Lewis and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q filed May 10, 1999)

      10.18 Employment Contract, dated as of March 24, 1999, between Jack R. McDonnell and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q filed May 10, 1999)

      10.19 Consulting agreement, dated as of November 15, 1999, between Robert
            T. Slezak and Ameritrade Holding Corporation

      10.20 Form of Executive Bonus Plan (incorporated by reference to Exhibit
            10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

      10.21 Amended and Restated 1996 Long-Term Incentive Plan dated October 23, 1999

      10.22 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

      10.23 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

      10.24 Amendment to Loan Agreement dated as of May 24, 1999 (incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

      10.25 Operating Agreement of Adirondack Trading Partners LLC (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

      13.1  Ameritrade Holding Corporation 1999 Annual Report to Stockholders

      21.1  Subsidiaries of the Registrant

      23    Independent Auditors Consent

      24.1 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Gene L. Finn

      24.2 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Thomas Y. Hartley

      24.3 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Charles L. Marinaccio

      24.4 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Mark L. Mitchell

      24.5 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of John W. Ward

      24.6 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of David W. Garrison

      24.7 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Robert T. Slezak

      27.1  Financial Data Schedule

(b) Reports on Form 8-K

In July 1999, a Form 8-K, dated July 28, 1999, was filed with the Securities and Exchange Commission under Item 5, announcing the private placement of $200 million of subordinated convertible notes.

(d) Condensed Parent Company Only Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

We have audited the consolidated financial statements of Ameritrade Holding Corporation and subsidiaries (collectively, the "Company") as of September 24, 1999 and September 25, 1998 and for each of the three years in the period ended September 24, 1999 and have issued our report thereon dated October 27, 1999; such consolidated financial statements and report are included in the Company's 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Ameritrade Holding Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
October 27, 1999

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 24, 1999 AND SEPTEMBER 25, 1998


ASSETS                                                                                             1999             1998
                                                                                               ------------     ------------
Cash and cash equivalents ................................................................     $ 51,940,740     $        876
Investments in subsidiaries ..............................................................      193,896,015       66,930,299
Furniture, equipment and leasehold improvements - net of accumulated
  depreciation and amortization: 1999 - $3,365,297; 1998 - $1,146,505 ....................       36,192,349       13,572,089
Investments ..............................................................................      230,619,000       30,760,729
Other assets .............................................................................        7,642,859        1,153,834
                                                                                               ------------     ------------
    Total assets .........................................................................     $520,290,963     $112,417,827
                                                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities ...............................................       10,267,930        6,379,954
  Notes payable ..........................................................................      200,000,000       11,000,000
  Deferred income taxes ..................................................................       89,559,955       10,465,789
                                                                                               ------------     ------------
    Total liabilities ....................................................................      299,827,885       27,845,743
                                                                                               ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $1 par value; authorized 3,000,000 shares, none issued ................                -              -
  Common stock, $0.01 par value:
    Class A - 270,000,000 shares authorized; 1999 - 158,103,480 shares
        issued; 1998 - 157,841,076 shares issued .........................................        1,581,035        1,578,411
    Class B - 18,000,000 shares authorized ; 16,372,800 shares issued and
        outstanding ......................................................................          163,728          163,728
                                                                                               ------------     ------------
    Total common stock ...................................................................        1,744,763        1,742,139

Additional paid in capital ...............................................................       24,078,753       21,683,870
Retained earnings ........................................................................       55,296,171       43,756,848
Treasury stock - Class A shares at cost (39,624 shares at Sept. 24, 1999 and
  56,652 at Sept. 25, 1998) ..............................................................          (92,770)        (133,388)
Accumulated other comprehensive income ...................................................      139,436,161       17,522,615
                                                                                               ------------     ------------
    Total stockholders' equity ...........................................................      220,463,078       84,572,084
                                                                                               ------------     ------------

    Total liabilities and stockholders' equity ...........................................     $520,290,963     $112,417,827
                                                                                               ============     ============

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 24, 1999, SEPTEMBER 25, 1998 AND
SEPTEMBER 26, 1997


                                                                            1999            1998            1997
                                                                        ------------     -----------     -----------
Revenues:
  Interest revenue .................................................    $    699,285     $    44,785     $   399,526
  Equity income from investments ...................................             -         5,083,172       3,443,807
  Gain from sale of investment .....................................             -           794,634             -
  Management Fee ...................................................      20,570,000       9,360,000       5,374,640
  Other ............................................................          93,063         252,318         155,251
                                                                        ------------     -----------     -----------
    Total revenues .................................................      21,362,348      15,534,909       9,373,224
  Interest expense .................................................       3,820,823         688,727         219,680
                                                                        ------------     -----------     -----------
    Net revenues ...................................................      17,541,525      14,846,182       9,153,544

Expenses excluding interest:
  Employee compensation and benefits ...............................      10,791,715       6,625,585       5,411,298
  Professional services ............................................      11,612,359       4,179,150         981,859
  Other ............................................................       7,526,077       3,625,350       2,154,815
                                                                        ------------     -----------     -----------
    Total expenses excluding interest ..............................      29,930,151      14,430,085       8,547,972
                                                                        ------------     -----------     -----------
Income (loss) from operations before provision for income
  taxes and equity in earnings of subsidiaries .....................     (12,388,626)        416,097         605,572

Provision for income taxes .........................................      (4,484,885)        169,565         222,143
                                                                        ------------     -----------     -----------
Income before equity in earnings (loss) of subsidiaries ............      (7,903,741)        246,532         383,429

Equity in earnings (loss) of subsidiaries ..........................      19,443,064         (36,094)     13,438,720
                                                                        ------------     -----------     -----------
Net Income .........................................................    $ 11,539,323     $   210,438     $13,822,149
                                                                        ------------     -----------     -----------

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 24, 1999, SEPTEMBER 25, 1998 AND
SEPTEMBER 26, 1997


                                                                                       1999             1998            1997
                                                                                   ------------     -----------     ------------
Cash Flows From Operating Activities:
  Net income ...................................................................   $ 11,539,323     $   210,438     $ 13,822,149
  Adjustments to reconcile net income to net cash flows from operating activities:
  Equity in earnings of subsidiaries ...........................................    (19,443,064)         36,094      (13,438,720)
  Depreciation and amortization ................................................      2,225,444         714,950          200,348
  Deferred income taxes ........................................................      1,149,441         435,631         (319,714)
  Equity income from investments ...............................................            -        (5,083,172)      (3,443,807)
  Gain from sale of investment .................................................            -          (794,634)             -
  Changes in operating assets and liabilities:
    Other assets ...............................................................     (6,495,678)       (373,021)        (232,494)
    Accounts payable and accrued liabilities ...................................      5,752,846       1,715,051        1,384,655
                                                                                   ------------     -----------     ------------
      Net cash used in operating activities ....................................     (5,271,688)     (3,138,663)      (2,027,583)
                                                                                   ------------     -----------     ------------

Cash Flows From Investing Activities:
  Acquisition of The R.J. Forbes Group, Inc., net of cash and cash
    equivalents ................................................................     (6,917,076)            -                -
  Investment in subsidiaries ...................................................   (131,975,576)    (40,569,727)      (9,710,640)
  Dividends from subsidiaries ..................................................     31,370,000      15,350,000        5,970,000
  Purchase of furniture, equipment and leasehold improvements ..................    (24,839,052)    (12,034,209)      (1,784,386)
  Purchase of investments ......................................................            -        (1,652,740)        (659,613)
  Distributions received from investments ......................................            -        12,264,993        3,663,231
  Proceeds from sale of investments ............................................            -         5,828,395              -
                                                                                   ------------     -----------     ------------
      Net cash used in investing activities ....................................   (132,361,704)    (20,813,288)      (2,521,408)
                                                                                   ------------     -----------     ------------

Cash Flows From Financing Activities:
  Issuance of Class A common stock .............................................            -               -             33,750
  Proceeds from initial public offering, net of offering costs .................            -               -         22,471,131
  Proceeds from notes payable ..................................................    294,000,000      22,500,000              -
  Principal payments on notes payable ..........................................   (105,000,000)    (11,500,000)      (4,853,000)
  Proceeds from exercise of stock options ......................................        507,208             -                -
  Purchase of treasury stock ...................................................            -          (286,375)             -
  Reissuance of treasury stock .................................................         66,048         136,312              -
                                                                                   ------------     -----------     ------------
      Net cash used in financing activities ....................................    189,573,256      10,849,937       17,651,881
                                                                                   ------------     -----------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents ...........................     51,939,864     (13,102,014)      13,102,890
Cash and Cash Equivalents at Beginning of Year .................................            876      13,102,890              -
                                                                                   ------------     -----------     ------------
Cash and Cash Equivalents at End of Year .......................................   $ 51,940,740     $       876     $ 13,102,890
                                                                                   ============     ===========     ============

Supplemental Cash Flow Information:
  Interest paid ................................................................   $  2,257,917     $   590,522     $    259,369
  Income taxes paid (refunds received) .........................................   $ (5,634,326)    $  (266,066)    $    541,857

Noncash Financing Activities:
  Tax benefit on exercise of stock options .....................................   $  1,864,869     $       -       $        -

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on the 21st day of December, 1999.


Ameritrade Holding Corporation


By: /s/ J. Joe Ricketts
    -------------------
J. Joe Ricketts
Chairman, Co-Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Thomas K. Lewis
    -------------------
Thomas K. Lewis
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ William J. Gerber
    ---------------------
William J. Gerber
Senior Finance Manager
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of December, 1999.


/s/ J. Joe Ricketts                                                  /s/ Thomas Y. Hartley (1)
-------------------                                                  -------------------------
J. Joe Ricketts                                                      Thomas Y. Hartley
Chairman, Co-Chief Executive Officer and Director                    Director


/s/ J. Peter Ricketts                                                /s/ Charles L. Marinaccio (1)
---------------------                                                -----------------------------
J. Peter Ricketts                                                    Charles L. Marinaccio
Senior Vice President, Marketing and Sales and Director              Director


/s/ Robert T. Slezak (1)                                             /s/ Mark L. Mitchell (1)
------------------------                                             ------------------------
Robert T. Slezak                                                     Mark L. Mitchell
Director                                                             Director


/s/ Gene L. Finn (1)                                                 /s/ John W. Ward (1)
--------------------                                                 --------------------
Gene L. Finn                                                         John W. Ward
Director                                                             Director


/s/ David W. Garrison (1)
-------------------------
David W. Garrison
Director


(1) By:  /s/ J. Peter Ricketts
         ---------------------
         J. Peter Ricketts, Attorney-In-Fact