Form 10-K/A
period 1999-09-24
AMERITRADE HOLDING CORP
filed 1999-12-28
CIK 1027401

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

                        Commission file number: 0-22163
                                                -------

                         AMERITRADE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                47-0642657
       --------------------------------            ----------------------
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

The number of shares of Class A Common Stock outstanding as of December 15, 1999 was 159,339,473 shares. The number of shares of Class B Common Stock outstanding as of December 15, 1998 was 16,372,800 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1999 Annual Report to Stockholders (incorporated into Part II hereof) Definitive Proxy Statement relating to the Company's 2000 Annual Meeting to be filed hereafter (incorporated into Part III hereof)

================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on the 27th day of December, 1999.



                                     AMERITRADE HOLDING CORPORATION



                                     By: /s/ J. Peter Ricketts
                                         --------------------------
                                         J. Peter Ricketts
                                         Senior Vice President,
                                         Marketing and Sales and Director

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

          10.12 Lease, dated as of April 22, 1999, between Heritage Commons I, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

          10.13 Agreement of Lease, dated July 28, 1999, between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.13 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          10.14 First Amendment to Lease, dated September 27, 1999 between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          10.15 Addendum to Lease, dated July 28, 1999 between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to
                 Exhibit 10.15 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          10.16 Employment Contract, dated as of December 3, 1996, between J. Joe Ricketts and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.17 Employment Contract, dated as of February 15, 1999, between Thomas Lewis and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q filed May 10, 1999)

          10.18  Employment Contract, dated as of March 24, 1999, between Jack
                 R. McDonnell and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q filed May 10, 1999)

          10.19 Consulting agreement, dated as of November 15, 1999, between Robert T. Slezak and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.19 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          10.20  Form of Executive Bonus Plan (incorporated by reference to
                 Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

          10.21 Amended and Restated 1996 Long-Term Incentive Plan dated October 23, 1999 (incorporated by reference to Exhibit 10.21 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          10.22 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

          10.23 Loan Agreement, dated as of January 16, 1998, made by Ameritrade Holding Corporation in favor of a bank group (incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form 10-Q filed on February 13, 1998)

          10.24 Amendment to Loan Agreement dated as of May 24, 1999 (incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

          10.25 Operating Agreement of Adirondack Trading Partners LLC (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

          *13.1  Ameritrade Holding Corporation 1999 Annual Report to
                 Stockholders

          21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          23     Independent Auditors Consent (incorporated by reference to
                 Exhibit 23 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          24.1 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Gene L. Finn (incorporated by reference to Exhibit 24.1 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          24.2 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Thomas Y. Hartley (incorporated by reference to Exhibit 24.2 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          24.3 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Charles L. Marinaccio (incorporated by reference to Exhibit 24.3 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          24.4 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Mark L. Mitchell (incorporated by reference to Exhibit 24.4 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          24.5 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of John W. Ward (incorporated by reference to Exhibit 24.5 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          24.6 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of David W. Garrison (incorporated by reference to Exhibit 24.6 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          24.7 Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Robert T. Slezak (incorporated by reference to Exhibit 24.7 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

          27.1   Financial Data Schedule (incorporated by reference to Exhibit
                 27.1 of the Company's annual report on Form 10-K and amendments thereto filed on December 23, 1999)

* Inadvertently omitted from original filing