Form 10-Q
period 1999-12-31
AMERITRADE HOLDING CORP
filed 2000-02-14
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period from ________ to________

                         Commission file number: 0-22163

                                -----------------

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

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                                 Yes (X) No ( )

As of February 11, 2000 there were 174,617,037 outstanding shares of the registrant's common stock consisting of 158,244,237 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX



                                                                       Page No.
                                                                       --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
           Condensed Consolidated Balance Sheets                           3
           Condensed Consolidated Statements of Operations                 4
           Condensed Consolidated Statements of Cash Flows                 5
           Notes to Condensed Consolidated Financial Statements            6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     13


                         PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                              14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                   14
           (b) Reports on Form 8-K                                        16


           Signatures                                                     17

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     DECEMBER 31,         SEPTEMBER 24,
                                                                                        1999                 1999
                                                                                     -----------          -----------
                                                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents                                                            $   187,988          $    76,943
Cash and investments segregated in compliance with federal regulations                   791,082              942,427
Receivable from brokers, dealers, and clearing organizations                              58,878               89,958
Receivable from customers and correspondents - net of allowance
   for doubtful accounts: December - $2,806; September - $2,916                        2,290,575            1,526,801
Refundable income taxes                                                                   24,279               15,947
Furniture equipment and leasehold improvements - net of accumulated
   depreciation and amortization: December - $17,667; September - $12,901                 88,387               68,588
Goodwill - net of accumulated amortization                                                12,602               12,821
Investments                                                                              368,377              230,619
Other assets                                                                              50,513               72,979
                                                                                     -----------          -----------
      Total assets                                                                   $ 3,872,681          $ 3,037,083
                                                                                     ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Payable to brokers, dealers and clearing organizations                            $   430,802          $   384,960
   Payable to customers and correspondents                                             2,708,784            2,057,346
   Accounts payable and accrued liabilities                                               82,440               73,603
   Notes payable                                                                          20,000                 --
   Convertible subordinated notes                                                        200,000              200,000
   Deferred income taxes                                                                 148,213              100,711
                                                                                     -----------          -----------
      Total liabilities                                                                3,590,239            2,816,620
                                                                                     -----------          -----------

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, $1 par value; 3,000,000 shares authorized, none issued                  --                   --
   Common stock, $0.01 par value:
      Class A - 270,000,000 shares authorized-, Dec. 31, 1999 - 158,279,478 shares
         issued-, Sept. 24, 1999 - 158,103,480 shares issued                               1,583                1,581
      Class B - 18,000,000 shares authorized-, 16,372,800 shares issued and
         outstanding                                                                         164                  164
                                                                                     -----------          -----------
      Total common stock                                                                   1,747                1,745
Additional paid-in capital                                                                25,761               24,079
Retained earnings                                                                         33,586               55,296
Treasury stock - Class A shares at cost (Dec. 31, 1999 - 37,105 shares;
   Sept. 24, 1999 - 39,624 shares)                                                           (87)                 (93)
Accumulated other comprehensive income                                                   221,435              139,436
                                                                                     -----------          -----------
      Total stockholders equity                                                          282,442              220,463
                                                                                     -----------          -----------
      Total liabilities and stockholders' equity                                     $ 3,872,681          $ 3,037,083
                                                                                     ===========          ===========




            See notes to condensed consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (in thousands, except per share amounts)

                                                             THREE MONTHS ENDED
                                                    --------------------------------------
                                                    DECEMBER 31, 1999    DECEMBER 31, 1998
                                                    -----------------    -----------------
Revenues:
  Commissions and clearing fees                         $  77,592           $ 36,713
  Interest revenue                                         48,941             23,040
  Other                                                     4,702              2,224
                                                        ---------           --------
    Total revenues                                        131,235             61,977
  Interest expense                                         20,386              9,860
                                                        ---------           --------
    Net revenues                                          110,849             52,117
Expenses excluding interest:
  Employee compensation and benefits                       33,419             12,808
  Commissions and clearance                                 1,900              1,866
  Communications                                            7,231              3,435
  Occupancy and equipment costs                            12,871              4,068
  Advertising                                              58,662              9,643
  Professional services                                    15,111              4,439
  OnMoney development                                       8,731                978
  Other                                                     6,619              8,988
                                                        ---------           --------
    Total expenses excluding interest                     144,544             46,225
                                                        ---------           --------
Income (loss) before provision for income taxes           (33,695)             5,892
Provision for income taxes (benefit)                      (11,984)             2,150
                                                        ---------           --------

Net income (loss)                                       $ (21,711)          $  3,742
                                                        =========           ========
Basic earnings (loss) per share                         $   (0.12)          $   0.02
Diluted earnings (loss) per share                       $   (0.12)          $   0.02
Weighted average shares outstanding - basic               174,543            174,171
Weighted average shares outstanding - diluted             174,543            174,801




            See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                                                     THREE MONTHS ENDED
                                                                                          ----------------------------------------
                                                                                          DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                                          ----------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                         $    (21,711)         $      3,742
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization                                                                  4,745                 1,332
    Provision for losses                                                                              89                   725
    Deferred income taxes                                                                         (8,331)                 (656)
    Amortization of goodwill                                                                         219                    98
    Changes in operating assets and liabilities:
      Cash and investments segregated in compliance with federal regulations                     151,344              (333,633)
      Receivable from brokers, dealers and clearing organizations                                 31,080                   291
      Receivable from customers and correspondents                                              (763,862)             (114,941)
      Other assets                                                                                18,813                (3,550)
      Payable to brokers, dealers and clearing organizations                                      45,842                16,394
      Payable to customers and correspondents                                                    651,438               385,586
      Accounts payable and accrued liabilities                                                     8,858                17,234
      Income taxes payable                                                                          --                    (398)
                                                                                            ------------          ------------
        Net cash provided by (used in) operating activities                                      118,524               (27,776)
Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                                    (24,565)               (2,617)
  Purchase of investments                                                                         (3,333)
                                                                                            ------------          ------------
        Net cash used in investing activities                                                    (27,898)               (2,617)
Cash flows from financing activities:
  Proceeds from notes payable                                                                     20,000                33,500
  Principal payments on notes payable                                                               --                 (24,000)
  Proceeds from exercise of stock options                                                            374                  --
  Issuance of treasury stock                                                                          45                    43
                                                                                            ------------          ------------
        Net cash provided by financing activities                                                 20,419                 9,543

                                                                                            ------------          ------------
Net increase (decrease) in cash and cash equivalents                                             111,045               (20,850)
Cash and cash equivalents at beginning of period                                                  76,943                24,527
                                                                                            ------------          ------------

Cash and cash equivalents at end of period                                                  $    187,988          $      3,677
                                                                                            ============          ============

Supplemental cash flow information:
    Interest paid                                                                           $     16,947          $      9,007
    Income taxes paid                                                                       $       --                   3,202

Noncash financing activities:

Tax benefit on exercise of stock options                                                    $      1,271          $       --


           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         (COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------
1.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

During fiscal 1998, the Company's Board of Directors declared a two-for-one common stock split, distributed August 1998 and effected in the form of a stock dividend. During fiscal 1999, the Company's Board of Directors declared a two-for-one common stock split, distributed February 1999 and effected in the form of a stock dividend and a three-for-one common stock split, distributed July 1999 and effected in the form of a stock dividend. All share data and per share amounts have been restated to reflect these transactions.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K and amendments thereto for the fiscal year ended September 24, 1999.

Certain items in prior years consolidated financial statements have been reclassified to conform to the current quarter presentation.

2.  NET CAPITAL

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $137,563,000 and $104,050,000 as of December 31, 1999 and September 24, 1999,
respectively, which exceeded aggregate minimum net capital requirements by $86,625,000 and $70,042,000, respectively. Subsidiary net capital in the amount of $50,938,000 and $34,008,000 as of December 31, 1999 and September 24, 1999,
respectively, was not available for transfer to Ameritrade Holding Corporation.


3.  NOTES PAYABLE

As of December 31, 1999, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998. The revolving credit agreement permitted borrowings up to $75.0 million through June 30, 2000, with permissible borrowings declining $3.125 million quarterly to $68.760 million at maturity on December 31, 2000. The revolving credit agreement was collateralized by the common stock of the Company's subsidiaries, as well as all of the Company's tangible and intangible assets. Borrowings under the revolving credit agreement bore interest at the prime rate less 0.75 percent (7.75 percent and 7.25 percent at December 31, 1999 and September 24, 1999, respectively). The Company also paid a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $20.0 million at December 31, 1999. At September 24, 1999, there was no outstanding amount under the revolving credit agreement. The revolving credit agreement contained certain restrictions, including restrictions on the incurrence of dividends and additional borrowings, the maintenance of a minimum number of core accounts and a minimum net worth and a requirement to repay all outstanding indebtedness under the facility with the proceeds from some public offerings of common stock.

On January 25, 2000, the Company amended and restated the revolving credit agreement. This amendment extended the term of the revolving credit agreement until December 31, 2001, increased the Company's borrowing capacity from $75.0 million to $90.0 million (subject to reduction under certain circumstances specified in the credit agreement), changed the interest rate determination method to provide that the interest rate shall be determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent and (ii) 90-day LIBOR plus 1.50 percent, and eliminated the requirement that the Company repay borrowings under the agreement with the proceeds of offerings of common stock. As part of this amendment, the Company also pledged $50.0 million of its Knight/Trimark Group, Inc. ("Knight/Trimark") common stock (see Note 5).

4.  CONVERTIBLE SUBORDINATED NOTES

In August 1999, the Company issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes are convertible into 6,142,740 shares of Class A common stock. The holders of the notes may convert the notes into shares of Class A common stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year, commencing on February 1, 2000. The notes are not subject to redemption prior to August 6, 2002, and the Company may, at its option, redeem the notes on or after such date, in whole or in part, upon not less than 30 days nor more than 60 days prior notice to each holder.


5.  INVESTMENTS

The Company's investments consist primarily of ownership of unregistered shares representing an approximate 7.0 percent interest in Knight/Trimark, a publicly held company that is a leading market maker in Nasdaq securities as well as over-the-counter market in other securities. The Company derives revenues from Knight/Trimark in exchange for routing trade orders to them for execution.


6.  COMMITMENTS AND CONTINGENCIES

Legal - On September 16, 1998, a putative class action complaint was filed in the District Court, Douglas County, Nebraska, regarding the Company's alleged inability to handle the volume of subscribers to its Internet brokerage services. After initial proceedings and discovery, the complaint was amended and, on September 10, 1999, a second amended complaint was filed. The amended complaint seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. The Company believes that it has viable defenses to the allegations raised in the amended complaint and intends to assert them vigorously. However, because this proceeding is still at a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the ultimate outcome of this matter.

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

Letter of Credit - Advanced Clearing has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged customer securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of December 31, 1999 and September 24, 1999, the financial institutions had issued letters of credit in the aggregate amount of $210.0 million and $100.0 million, respectively. As of December 31, 1999 and September 24, 1999, no amounts were outstanding under the letters of credit. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letters of credit.

General Contingencies - In the general course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Advanced Clearing's customer activities involving the execution, settlement and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the customers are unable to fulfill their contracted obligations.

Advanced Clearing's customer securities activities are transacted on either a cash or margin basis. In margin transactions, Advanced Clearing extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. In connection with these activities, Advanced Clearing executes and clears customer transactions involving the sale of securities not yet purchased (short sales). Such transactions may expose the Company to off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, Advanced Clearing may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

Advanced Clearing seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advanced Clearing monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

Advanced Clearing records customer transactions on a settlement date basis, which is generally three business days after trade date. The risk of loss on unsettled transactions is identical to that of settled transactions and relates to customers and other counterparties ability to fulfill their contractual obligations.

Advanced Clearing borrows securities both to cover short sales and to complete customer transactions in the event that a customer fails to deliver securities by the required date. Such borrowings are collateralized by depositing cash or pledging securities with lending institutions and are "marked to market" on a daily basis. Failure to maintain levels of cash deposits or pledged securities at all times at least equal to the value of the related securities can subject Advanced Clearing to risk of loss. Advanced Clearing seeks to control the risk of loss by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary.


7.  SEGMENT INFORMATION

Commencing in the first quarter of fiscal 2000, OnMoney Financial Services Corporation ("OnMoney"), the Company's personal financial management subsidiary, was a reportable business segment. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the condensed consolidated financial statements.


                                            Brokerage
                                            operations    On Money      Total
                                            ----------   ---------   ----------
Three months ended December 31, 1999
  Interest - net of interest expense        $   28,555   $    -      $   28,555
  Non-interest revenue                          82,294        -          82,294
                                            ----------   ---------   ----------

  Net revenues                              $  110,849   $    -      $  110,849
                                            ==========   =========   ==========

  Pre-tax income (loss)                     $  (24,964)  $  (8,731)  $  (33,695)
  Identifiable assets at December 31, 1999   3,871,184       1,497    3,872,681

Three Months ended December 31, 1998
  Interest - net of interest expense        $   13,180   $    -      $   13,180
  Non-interest revenue                          38,937        -          38,937
                                            ----------   ---------   ----------

  Net revenues                              $   52,117   $    -      $   52,117
                                            ==========   =========   ==========

  Pre-tax income (loss)                     $    6,870   $    (978)  $    5,892
  Identifiable assets at December 31, 1998   1,763,923       4,181    1,768,104


OnMoney losses are comprised primarily of professional services expense, employment expense and advertising expense. Total advertising expense for the Company, including OnMoney, for the quarters ended December 31, 1999 and December 31, 1998 was $61.5 million and $9.6 million, respectively.


8.  COMPREHENSIVE INCOME

The Company's "other comprehensive income" is comprised of unrealized gains and losses on equity securities classified as available for sale. "Other comprehensive income" for the first quarter of fiscal 2000 and the first quarter of fiscal 1999 was $81,999,000, net of tax; and $28,217,000, net of tax, respectively. Total comprehensive income for the first quarter of fiscal 2000 was $60,288,000 as compared to a net loss of ($21,711,000). For the first quarter of fiscal 1999 total comprehensive income was $31,959,000 as compared to net income of $3,742,000.


9.  SUBSEQUENT EVENTS

On January 25, 2000, the Company amended and restated its revolving credit agreement (See Note 3). This amendment extended the term of the revolving credit agreement until December 31, 2001, increased the Company's borrowing capacity from $75.0 million to $90.0 million (subject to reduction under certain circumstances specified in the credit agreement), changed the interest rate determination method to provide that the interest rate shall be determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent and
(ii) 90-day LIBOR plus 1.50 percent, and eliminated the requirement that the Company repay borrowings under the agreement with the proceeds of offerings of common stock. As part of this amendment, the Company also pledged $50.0 million of its Knight/Trimark common stock.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K and amendments thereto for the fiscal year ended September 24, 1999. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation ("Holding") and its operating subsidiaries Ameritrade (Inc.) ("Ameritrade"), Accutrade, Inc., Advanced Clearing, Inc. ("Advanced Clearing"), AmeriVest, Inc. and OnMoney Financial Services Corporation ("OnMoney"), collectively.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NET REVENUES. Commissions and clearing fees increased 114 percent to $78.5 million in the first quarter of fiscal 2000 from $36.7 million in the first quarter of fiscal 1999. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 145 percent to 81,000 in the first quarter of fiscal 2000 from 33,000 in the first quarter of fiscal 1999. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by us during fiscal 1998, fiscal 1999 and the first quarter of fiscal 2000. Core accounts increased to approximately 686,000 at December 31, 1999 from approximately 354,000 at December 31, 1998. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 14 percent to $14 in the first quarter of fiscal 2000 from $16 in the first quarter of fiscal 1999. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by us under these arrangements totaled $9.7 million, or 9 percent of net revenues for the first quarter of fiscal 2000 and $4.9 million, or 9 percent of net revenues for the first quarter of fiscal 1999. Payment for order flow is a component of the commission and clearing fees revenue line. Payment for order flow has decreased 23 percent on a per trade basis from $2.18 in the first quarter of fiscal 1999 to $1.77 in the first quarter of fiscal 2000. We expect payment for order flow to continue to decrease on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues were received from execution agents owned by Knight/Trimark Group, Inc. ("Knight/Trimark"), a market maker in over-the-counter equity securities for those securities traded in the Nasdaq stock market, the OTC Bulletin Board, and those listed on the New York and American Stock Exchanges. As of December 31, 1999, we owned approximately 7.0 percent of the outstanding common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 117 percent to $28.6 million in the first quarter of fiscal 2000 from $13.2 million in the first quarter of fiscal 1999. This increase was due primarily to an increase of 45 percent in customer and correspondent broker-dealer receivables partially offset by a 16 percent decrease in cash and investments segregated in compliance with federal regulations and an increase of 29 percent in amounts payable to customers and correspondent broker-dealers in the first quarter of fiscal 2000 from the first quarter of fiscal 1999. We generally expect net interest revenue to grow as the account base grows.

Other revenues increased 114 percent to $4.7 million in the first quarter of fiscal 2000 from $2.2 million in the first quarter of fiscal 1999 due primarily to an increase in marketing and service fees paid to us by mutual funds as a result of holding more customer mutual fund assets.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 161 percent to $33.4 million in the first quarter of fiscal 2000 from $12.8 million in the first quarter of fiscal 1999, due primarily to an increase in full-time equivalent employees. Full-time equivalent employees rose 109 percent to 2,369 at the end of December 1999 from 1,134 at the end of December 1998. The increase in employees was necessary to accommodate the growth in trading volume following our advertising campaigns in fiscal 1998 and fiscal 1999. We expect employment expense to continue to increase in support of the expected increase in customer accounts, customer assets and trades.

Commissions and clearance costs were $1.9 million in the both the first quarter of fiscal 2000 and the first quarter of fiscal 1999. Although we had a 145 percent increase in transaction volume, we have undertaken efforts to reduce execution, clearance, settlement, and depository costs with outside entities and are also realizing the economies of scale associated with these activities.

Communications expense increased 112 percent to $7.2 million in the first quarter of fiscal 2000 from $3.4 million in the first quarter of fiscal 1999, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the low cost Internet continues to be the predominant communication channel with our customers.

Occupancy and equipment costs increased 215 percent to $12.9 million in the first quarter of fiscal 2000 from $4.1 million in the first quarter of fiscal 1999. This increase was due primarily to the lease of equipment and additional office space. In fiscal 1999, we added approximately 250,000 square feet of additional space in Omaha, Nebraska, Baltimore, Maryland, Ft. Worth, Texas, and Kansas City, Missouri. We also have leased additional equipment over the past fiscal year to accommodate our continued growth.

Advertising expenses for our brokerage operations increased 511 percent to $58.7 million in the first quarter of fiscal 2000 from $9.6 million in the first quarter of fiscal 1999. The increase in advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of customer accounts and account assets realized by us during the quarter. We plan to continue to expand our customer base through significant advertising efforts and have budgeted approximately $200 million for advertising in fiscal 2000.

Professional services increased to $15.1 million in the first quarter of fiscal 2000 from $4.4 million in the first quarter of fiscal 1999. This 243 percent increase is primarily due to marketing and technology consulting services to assist us in operational effectiveness and market research.

OnMoney development costs increased 770 percent to $8.7 million in the first quarter of fiscal 2000 from $1.0 million in the first quarter of fiscal 1999. During the quarter ended December 31, 1999, the OnMoney loss was comprised primarily of professional services expense, employment expense and advertising expense. For the quarter ended December 31, 1998, the OnMoney loss was comprised primarily of employment expense and professional services expense. OnMoney offers an Internet-based product that gives users the ability to access their personal financial information at all of the disparate institutions with which such users do business. OnMoney intends to leverage technology and the open standards of the Internet to provide a "one-stop" supermarket for information, education, financial planning, analysis, transactions and monitoring of a consumer's personal finances in a secure environment that allows for personal financial management.

Other operating expenses decreased 26 percent to $6.6 million in the first quarter of fiscal 2000 from $9.0 million in the first quarter of fiscal 1999, primarily as a result of increased economies of scale related to confirmation and statement processing costs.

Income tax benefit was $12.0 million in the first quarter of fiscal 2000, compared to a tax expense of $2.2 million in the first quarter of fiscal 1999 consistent with our pretax loss in the first quarter of fiscal 2000 and pretax income in the first quarter of fiscal 1999.



LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth primarily through the use of funds generated from operations and from borrowings under our credit agreement. Our growth during the first quarter of fiscal 2000 was financed primarily through funds generated from operations, borrowings under our credit agreement and the remaining proceeds from the Convertible Subordinated Notes that were issued in August 1999 (see "Convertible Subordinated Notes"). We anticipate continued significant capital and liquidity needs during the remainder of fiscal 2000 as a result of our current advertising campaign and expected growth in customer accounts resulting from this campaign. In addition, we have recently entered into an agreement to participate as a selling group member in certain public offerings of securities and may, from time to time, also participate as an underwriter in connection with such offerings. We anticipate that such participation will periodically create the need for additional capital to satisfy the requirements of the Securities and Exchange Commission's net capital rule (Rule 15c3-1). We plan to finance our capital and liquidity needs from our operating cash flows, borrowings under our revolving credit facility, and other borrowings (including the mortgaging of our Kansas City, Missouri data center). We are also considering selling some or all of our interest in Knight/Trimark or using this investment as collateral to support additional borrowings.

Dividends from subsidiaries are another source of liquidity. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission and the National Association of Securities Dealers relating to liquidity, capital standards, and the use of customer funds and securities, which limit funds available for the payment of dividends to Holding.

CASH FLOW

Cash provided by operating activities was $118.5 million in the first quarter of fiscal 2000, compared to cash used of $27.8 million in the first quarter of fiscal 1999. The increase in cash during the first quarter of fiscal 2000 was attributable to the substantial increase in customer payables and cash and investments segregated in compliance with federal regulations at the end of the first quarter of fiscal 2000.

Cash used in investing activities was $27.9 million in the first quarter of fiscal 2000, compared to $2.6 million in the first quarter of fiscal 1999. Uses of cash in both periods is primarily related to purchases of property and equipment.

Cash provided by financing activities was $20.4 million in the first quarter of fiscal 2000, compared to $9.5 million in the first quarter of fiscal 1999. The cash provided by financing activities for both periods consisted of net proceeds from our revolving credit agreement with a bank group (see "Bank Loan Agreements").


BANK LOAN AGREEMENTS

We have a revolving credit agreement with a bank group that was originally entered into in January 1998, and has provided for us to borrow up to $75.0 million through June 30, 2000, with permissible borrowings declining $3.125 million quarterly to $68.76 million at maturity on December 31, 2000. In January, 2000, we amended and restated the revolving credit agreement to, among other things, increase our borrowing capacity from $75.0 million to $90.0 million (subject to reduction under certain circumstances specified in the amended and restated credit agreement) and extend the maturity date to December 31, 2001. The revolving credit agreement is collateralized by the common stock of our subsidiaries, as well as all of our tangible and intangible assets. Under the amended and restated agreement, we also have pledged $50.0 million of our Knight/Trimark common stock. Prior to the amendment and restatement, borrowings under the revolving credit agreement bore interest at the prime rate less 0.75 percent (7.75 percent and 7.25 percent at December 31, 1999 and September 24, 1999, respectively). As a result of the amendment and restatement, interest on outstanding amounts under the revolving credit agreement is now determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent and
(ii) 90-day LIBOR plus 1.50 percent. We also pay a maintenance fee of 0.25 percent of the unused borrowing capacity through the maturity date. We had outstanding indebtedness under the revolving credit agreement of $20.0 million at December 31, 1999. At September 24, 1999, we had no outstanding amount under the revolving credit agreement. The revolving credit agreement contains certain restrictions, including restrictions on the incurrence of dividends and additional borrowings, and requirements, including a requirement that we maintain a minimum number of core accounts and a minimum net worth.

Advanced Clearing has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged customer securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of December 31, 1999 and September 24, 1999, the financial institutions had issued letters of credit in the aggregate amount of $210.0 million and $100.0 million, respectively. As of December 31, 1999 and September 24, 1999, no amounts were outstanding under the letters of credit. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letters of credit.


CONVERTIBLE SUBORDINATED NOTES

In August 1999, we issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes are convertible into 6,142,740 shares of Class A common stock. The holders of the notes may convert the notes into shares of Class A common stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year, commencing on February 1, 2000. The notes are not subject to redemption prior to August 6, 2002, and we may, at our option, redeem the notes on or after such date, in whole or in part, upon notice to each holder not less than 30 days nor more than 60 days prior to the redemption date.


YEAR 2000

The "Year 2000 problem" relates to the potential inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. Since we rely heavily on computerized information technology ("IT") systems and other systems with embedded circuitry (such as telephone equipment) for our business operations, we undertook significant effort to ensure that our systems were "Year 2000 ready," which we define as meaning that our internal information technology in use will continue to accurately process date/time data during the Year 2000 and throughout the 21st century (including, but not limited to, calculating, comparing and sequencing). Through February 11, 2000, our systems have operated normally, and we have not experienced any systems problems as a result of the Year 2000 problem. In addition, we believe our systems are ready for any ongoing Year 2000 related issues, including accurately handling the leap year in 2000, and that we will not experience any significant systems interruptions as a result of the Year 2000 problem.

Year 2000 Preparation

As part of our Year 2000 program, we undertook a number of steps to address the Year 2000 readiness of our systems. These included (1) preparing an inventory of IT and non-IT systems and assessing the need for remediation of such systems,
(2) determining the status of Year 2000 remediation of third parties with which we have material business relationships, (3) remediation of our IT and non-IT systems, and (4) testing. In particular, our IT systems passed a series of Securities Industry Association-sponsored industry-wide simulation tests of the trading cycle through the millennium, the last of which occurred on January 3, 2000. These tests exercised not only our internal IT system, but also key interfaces with third parties in the securities industry.

In addition, we planned for Year 2000 hardware and software changes as part of our growth. We implemented a strategy to upgrade and replace our front-end systems, and we began to purchase systems that were Year 2000 ready by design. Furthermore, to meet our growth, we have had the opportunity to develop new software over the past several years. Since we were aware of Year 2000 issues, we included four digit date systems in the design of our new software. As a result, we were not faced with the problems many corporations face because of outdated systems and software that use two-digit date processing.

Finally, we established a Year 2000 contingency plan to prepare for and aid us in avoiding or minimizing risks associated with Year 2000 problems that might arise due to internal or external causes. We continue to monitor the status of our Year 2000 readiness and are prepared to activate any contingency planning should any issues arise.

Costs to Address Year 2000 Compliance

Costs associated with Year 2000 compliance have consisted primarily of salaries of staff assigned to the Year 2000 working group, software used to assess our systems, and consulting and contractor fees. Additional costs have been incurred in connection with replacing non-IT systems as necessary, polling of third-party readiness and testing. All remediation to our IT system was made as part of scheduled upgrades and, therefore, has not been included in the costs of Year 2000 compliance. Costs associated with our Year 2000 program have been approximately $5.0 million to date and are not expected to increase.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. Such funds totaled $791,082,000 at December 31, 1999 and $942,427,000 at September 24, 1999. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2,708,783,000 at December 31, 1999 and $2,057,346,000 at September 24,
1999 in the form of customer cash balances. We had an additional $220,000,000 of interest bearing indebtedness outstanding at December 31, 1999, consisting of the $200,000,000 convertible subordinated notes (see "Convertible Subordinated Notes"), which bear interest at a fixed rate of interest of 5.75 percent, and $20,000,000 under the revolving credit agreement, which bears interest at a floating rate (as described under "Bank Loan Agreements"). This compared to $200,000,000 of other interest bearing indebtedness outstanding at September 24, 1999, consisting of the convertible subordinated notes. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material effect on our earnings and cash flows.

We hold a marketable equity security at December 31, 1999, which is recorded at fair value of $363,738,000 ($221,435,000 net of tax) and has exposure to market price risk. The same security was recorded at fair value of $229,313,000 ($139,436,000 net of tax) at September 24, 1999. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and amounts to approximately $37 million at December 31, 1999. Actual results may differ.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments.


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



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
(A)      EXHIBITS:

         3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to
               Exhibit 3.6 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.2 Form of Note for the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's annual report on Form 10-K filed on December 23,
               1999)

         4.3 Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.4 First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28,
               1999)

         4.5 Registration Rights Agreement dated August 4, 1999, between Ameritrade Holding Corporation and Goldman, Sachs & Co. and relating to the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         10.1 Agreement of Limited Partnership, dated as of February 4, 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7,
               1997)

         10.2 Amendment to Agreement of Limited Partnership, dated as of September 1993, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.3 Second Amendment to Agreement of Limited Partnership, dated as of December 1994, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.4 Third Amendment to Agreement of Limited Partnership, dated as of December 31, 1995, of Comprehensive Software Systems, Ltd. (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.5 Sale of Minority Interest Agreement between Comprehensive Software Systems, Ltd. and ADP Financial Information Services, Inc., dated as of June 3, 1998 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

         10.6 Broker Loan Pledge and Security Agreement, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.7 Master Broker Loan Note, dated as of October 24, 1989, made by AmeriTrade, Inc. (now known as Advanced Clearing, Inc.) in favor of the First National Bank of Chicago (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.8 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to
               Exhibit 10.24 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

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

         10.12 Lease, dated as of April 22, 1999, between Heritage Commons I, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         10.13 Agreement of Lease dated, dated July 28, 1999, between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.13 of the Company's annual report on Form 10-K filed on December 23, 1999)

         10.14 First Amendment to Lease, dated September 27, 1999 between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company's annual report on Form 10-K filed on December 23, 1999)

         10.15 Addendum to Lease, dated July 28, 1999, between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to
               Exhibit 10.15 of the Company's annual report on Form 10-K filed on December 23, 1999)

         10.16 Employment Contract, dated as of December 3, 1996, between J. Joe Ricketts and AmeriTrade Holding Corporation (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.17 Employment Contract, dated as of February 15, 1999, between Thomas Lewis and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q filed May 10, 1999)

         10.18 Employment Contract, dated as of March 24, 1999, between Jack R. McDonnell and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q filed on May 10, 1999)

         10.19 Consulting Agreement, dated as of November 15, 1999, between Robert T. Slezak and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.19 of the Company's annual report on Form 10-K filed on December 23, 1999)

         10.20 Form of Executive Bonus Plan (incorporated by reference to
               Exhibit 10.29 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.21 Amended and Restated 1996 Long-Term Incentive Plan dated October 23, 1999 (incorporated by reference to Exhibit 10.21 of the Company's annual report on Form 10-K filed on December 23, 1999)

         10.22 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

         10.23 Amended and Restated Revolving Credit Agreement dated as of January 25, 2000 between Ameritrade Holding Corporation and the banks a party thereto

         10.24 Operating Agreement of Adirondack Trading Partners LLC (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21, 1998)

         27.1  Financial Data Schedule (EDGAR filing only)


(B)      REPORTS ON FORM 8-K:
         No reports on Form 8-K were filed during the three-month period ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 11, 2000

                           Ameritrade Holding Corporation

                           (Registrant)



                           by: /s/ J. Joe Ricketts
                               --------------------------------

                               J. Joe Ricketts

                               Director, Chairman and Co-Chief Executive Officer

                          (Principal Executive Officer)



                           by: /s/ Thomas K. Lewis
                               --------------------------------

                               Thomas K. Lewis

                               Co-Chief Executive Officer

                               (Principal Executive Officer)



                           by: /s/ William J. Gerber
                               --------------------------------

                               William J. Gerber

                               Senior Finance Manager

                               (Principal Financial and Accounting Officer)