Form 10-Q
period 2000-03-31
AMERITRADE HOLDING CORP
filed 2000-05-15
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000

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

                                 Yes (X) No ( )

As of May 11, 2000 there were 174,677,201 outstanding shares of the registrant's common stock consisting of 158,304,401 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                       Page No.
                                                                       --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
           Independent Accountants' Review Report                          3
           Condensed Consolidated Balance Sheets                           4
           Condensed Consolidated Statements of Operations                 5
           Condensed Consolidated Statements of Cash Flows                 6
           Notes to Condensed Consolidated Financial Statements            7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                              15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                   16
           (b) Reports on Form 8-K                                        16


           Signatures                                                     17

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended March 31, 2000 and March 26, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 24, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 24, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche

May 9, 2000
Omaha, Nebraska

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)


                                                                                       MARCH 31,    SEPTEMBER 24,
                                                                                          2000          1999
                                                                                      -----------   -------------
                                                                                      (UNAUDITED)
ASSETS

Cash and cash equivalents                                                             $    14,207    $    76,943
Cash and investments segregated in compliance with federal regulations                    252,547        942,427
Receivable from brokers, dealers and clearing organizations                                49,236         89,958
Receivable from customers and correspondents - net of allowance
     for doubtful accounts:  March - $3,114; September - $2,916                         3,578,340      1,526,801
Refundable income taxes                                                                     8,307         15,947
Furniture, equipment and leasehold improvements - net of accumulated
     depreciation and amortization:  March - $22,401; September - $12,901                  88,744         68,588
Goodwill - net of accumulated amortization                                                 12,425         12,821
Investments                                                                               407,914        230,619
Other assets                                                                               56,580         72,979
                                                                                      -----------    -----------
        Total assets                                                                  $ 4,468,300    $ 3,037,083
                                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Payable to brokers, dealers and clearing organizations                           $   618,135    $   384,960
     Payable to customers and correspondents                                            2,990,778      2,057,346
     Accounts payable and accrued liabilities                                             110,127         73,603
     Notes payable                                                                         80,000            -
     Convertible subordinated notes                                                       200,000        200,000
     Deferred income taxes                                                                159,266        100,711
                                                                                      -----------    -----------
        Total liabilities                                                               4,158,306      2,816,620
                                                                                      -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $1 par value; 3,000,000 shares authorized, none issued                  -              -
     Common stock, $0.01 par value:
        Class A - 270,000,000 shares authorized; Mar. 31, 2000 - 158,295,118 shares
             issued; Sept. 24, 1999 - 158,103,480 shares issued                             1,583          1,581
        Class B - 18,000,000 shares authorized; 16,372,800 shares issued and
             outstanding                                                                      164            164
                                                                                      -----------    -----------
        Total common stock                                                                  1,747          1,745

Additional paid-in capital                                                                 25,972         24,079
Retained earnings                                                                          36,787         55,296
Treasury stock - Class A shares at cost (Mar. 31, 2000 - 28,042 shares;
     Sept. 24, 1999 - 39,624 shares)                                                          (65)           (93)
Accumulated other comprehensive income                                                    245,553        139,436
                                                                                      -----------    -----------
        Total stockholders' equity                                                        309,994        220,463
                                                                                      -----------    -----------

        Total liabilities and stockholders' equity                                    $ 4,468,300    $ 3,037,083
                                                                                      ===========    ===========


            See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (in thousands, except per share amounts)



                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             -------------------------------    -------------------------------
                                                             MARCH 31, 2000   MARCH 26, 1999    MARCH 31, 2000   MARCH 26, 1999
                                                             --------------   --------------    --------------   --------------
Revenues:
   Commissions and clearing fees                                $ 125,968        $  46,853         $ 203,560        $  83,566
   Interest revenue                                                62,486           24,675           111,427           47,715
   Other                                                            5,577            2,391            10,281            4,615
                                                                ---------        ---------         ---------        ---------
           Total revenues                                         194,031           73,919           325,268          135,896

   Interest expense                                                23,726           10,258            44,111           20,117
                                                                ---------        ---------         ---------        ---------
           Net revenues                                           170,305           63,661           281,157          115,779

 Expenses excluding interest:
   Employee compensation and benefits                              34,570           14,205            67,989           27,013
   Commissions and clearance                                        1,951            2,167             3,851            4,033
   Communications                                                   9,851            4,455            17,082            7,891
   Occupancy and equipment costs                                   14,059            4,559            26,930            8,627
   Advertising                                                     54,774           13,155           113,436           22,796
   Professional services                                           10,688            5,237            25,799           12,051
   OnMoney development                                             29,763            1,142            38,494            2,092
   Other                                                            9,096            6,113            15,718           12,754
                                                                ---------        ---------         ---------        ---------
           Total expenses excluding interest                      164,752           51,033           309,299           97,257

           Income (loss) before provision for income taxes          5,553           12,628           (28,142)          18,522

           Provision for income taxes (benefit)                     2,351            4,551            (9,633)           6,702
                                                                ---------        ---------         ---------        ---------
Net income (loss)                                               $   3,202        $   8,077         $ (18,509)       $  11,820
                                                                =========        =========         =========        =========

Basic earnings (loss) per share                                 $    0.02        $    0.05         $   (0.11)       $    0.07
Diluted earnings (loss) per share                               $    0.02        $    0.05         $   (0.11)       $    0.07

Weighted average shares outstanding - basic                       174,621          174,335           174,581          174,247
Weighted average shares outstanding - diluted                     176,099          175,727           174,581          175,528


            See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)


                                                                                          SIX MONTHS ENDED
                                                                                  -------------------------------
                                                                                  MARCH 31, 2000   MARCH 26, 1999
                                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                                              $   (18,509)     $    11,820
    Adjustments to Reconcile Net Income (Loss) to Net Cash from
      Operating Activities:
      Depreciation and Amortization                                                      9,500            2,752
      Provision for Losses                                                                 635            1,695
      Deferred Income Taxes                                                             (9,290)             304
      Amortization of Goodwill                                                             396              182
      Changes in Operating Assets and Liabilities:
        Cash and Investments Segregated in Compliance with Federal Regulations         689,880          (98,356)
        Brokerage Receivables                                                       (2,011,451)        (549,132)
        Other Assets                                                                    25,309           (8,792)
        Brokerage Payables                                                           1,166,608          538,530
        Accounts Payable and Accrued Liabilities                                        36,524           17,058
        Short-term Borrowings                                                              -             45,000
        Income Taxes Payable                                                               -              1,384
                                                                                   -----------      -----------
           Net Cash Used In Operating Activities                                      (110,398)         (37,555)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Furniture, Equipment and Leasehold Improvements                        (29,657)         (10,055)
    Purchase of Equity Investments                                                      (3,333)             -
                                                                                   -----------      -----------
           Net Cash Used In Investing Activities                                       (32,990)         (10,055)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Notes Payable                                                         95,000           60,000
    Principal Payments on Notes Payable                                                (15,000)         (33,000)
    Proceeds from Exercise of Stock Options                                                410              507
    Issuance of Class A Treasury Stock                                                     242               51
                                                                                   -----------      -----------
           Net Cash Provided By Financing Activities                                    80,652           27,558

                                                                                   -----------      -----------
Net Decrease In Cash And Cash Equivalents                                              (62,736)         (20,052)

Cash and Cash Equivalents at Beginning of Period                                        76,943           24,527
                                                                                   -----------      -----------
Cash and Cash Equivalents at End of Period                                         $    14,207      $     4,475
                                                                                   ===========      ===========


Supplemental Cash Flow Information:
    Interest Paid                                                                  $     6,657      $    19,469
    Income Taxes Paid (Refunded)                                                   $    (9,269)     $     5,011


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

The Company's Board of Directors have declared stock splits, all effected as stock dividends, as follows: August 1998 - two-for-one; February 1999 - two-for-one; and July 1999 - three-for-one. All share data and per share amounts have been restated to reflect these transactions.

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

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $213.0 million and $104.0 million as of March 31, 2000 and September 24, 1999, respectively, which exceeded aggregate minimum net capital requirements by $136.3 million and $70.0 million, respectively. Subsidiary net capital in the amount of $76.7 million and $34.0 million as of March 31, 2000 and September 24, 1999, respectively, was not available for transfer to Ameritrade Holding Corporation.


3.    NOTES PAYABLE

As of March 31, 2000, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement permitted borrowings up to $90.0 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent or (ii) 90-day LIBOR plus 1.50 percent. At March 31, 2000, the interest rate on this borrowing was 8.0 percent. The Company also pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $80.0 million at March 31, 2000. At September 24, 1999, there was no outstanding amount under the revolving credit agreement. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. As further security for its obligations under the revolving credit agreement, the Company has pledged $50.0 million of its Knight/Trimark Group, Inc. ("Knight/Trimark") common stock (see Note 5) to the bank group.

On April 28, 2000, the Company amended the revolving credit agreement to eliminate certain restrictions on the Company's use of the Knight/Trimark stock not pledged to the bank group and to reduce the facility size from $90.0 million to $75.0 million. At that time, the Company also established a $75.0 million margin loan facility that is supported by the approximately 6.2 million shares of the Company's Knight/Trimark stock not pledged to the bank group. As of such date, the Company had borrowings outstanding under the revolving credit agreement of $35.0 million and had no borrowings outstanding under the margin loan facility.

4.    CONVERTIBLE SUBORDINATED NOTES

In August 1999, the Company issued $200.0 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes are convertible into 6,142,740 shares of Class A common stock. The holders of the notes may convert the notes into shares of Class A common stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes are not subject to redemption prior to August 6, 2002, and the Company may, at its option, redeem the notes at a premium on or after such date, in whole or in part, upon not less than 30 days nor more than 60 days prior notice to each holder.


5.    INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million unregistered shares of Knight/Trimark, representing an approximate 7.0 percent ownership. Knight/Trimark is a publicly held company that is a market maker in equity securities. The Company derives certain revenues from Knight/Trimark in exchange for routing trade orders to them for execution.

As of April 28, 2000, the Company had pledged $50.0 million of its Knight/Trimark common stock to support its obligations under the revolving credit agreement and had also used approximately 6.2 million shares of its Knight/Trimark common stock to support borrowings under a margin loan facility (See Note 3).


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

Letter of Credit - Advanced Clearing, Inc. ("Advanced Clearing") has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged customer securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of March 31, 2000 and September 24, 1999, the financial institutions had authorized letters of credit in the aggregate amount of $210.0 million and $100.0 million, respectively. As of March 31, 2000 and September 24, 1999, no amounts were outstanding under the letters of credit. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letters of credit.

General Contingencies - In the general course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include Advanced Clearing's customer activities involving the execution, settlement and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the customers are unable to fulfill their contracted obligations.

Advanced Clearing's customer securities activities are transacted on either a cash or margin basis. In margin transactions, Advanced Clearing extends credit to the customer to purchase securities, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. In addition, Advanced Clearing also executes and clears customer transactions involving the sale of securities not yet purchased (short sales). In both types of transactions, the Company may be exposed to off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, Advanced Clearing may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

Advanced Clearing seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advanced Clearing monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

Advanced Clearing records customer transactions on a settlement date basis, which is generally three business days after trade date. Advanced Clearing is obligated to settle transactions with brokers and other financial institutions even if its customers fail to meet their obligations to the Company. If customers do not fulfill their contractual obligations, the Company may incur losses.

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


7.    SEGMENT INFORMATION

Commencing in fiscal 2000, OnMoney Financial Services Corporation ("OnMoney"), the Company's personal financial management subsidiary, was a reportable business segment. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the condensed consolidated financial statements.

                                         THREE MONTHS ENDED MARCH 31, 2000           THREE MONTHS ENDED MARCH 26, 1999
                                     ----------------------------------------    ----------------------------------------
                                      BROKERAGE                                   BROKERAGE
                                      OPERATIONS     ONMONEY         TOTAL        OPERATIONS     ONMONEY         TOTAL
                                     -----------   -----------    -----------    -----------   -----------    -----------
Interest - net of interest expense   $    38,760   $       -      $    38,760    $    14,417   $       -      $    14,417
Non-interest revenue                     131,489            56        131,545         49,244           -           49,244
                                     -----------   -----------    -----------    -----------   -----------    -----------
Net revenues                         $   170,249   $        56    $   170,305    $    63,661   $       -      $    63,661
                                     ===========   ===========    ===========    ===========   ===========    ===========

Pre-tax income (loss)                $    35,316   $   (29,763)   $     5,553    $    13,770   $    (1,142)   $    12,628
Identifiable assets at period end      4,465,353         2,947      4,468,300      2,100,769         4,220      2,104,989


                                          SIX MONTHS ENDED MARCH 31, 2000             SIX MONTHS ENDED MARCH 26, 1999
                                     ----------------------------------------    ----------------------------------------
                                      BROKERAGE                                   BROKERAGE
                                      OPERATIONS     ONMONEY         TOTAL        OPERATIONS     ONMONEY         TOTAL
                                     -----------   -----------    -----------    -----------   -----------    -----------
Interest - net of interest expense   $    67,316   $       -      $    67,316    $    27,598   $       -      $    27,598
Non-interest revenue                     213,785            56        213,841         88,181           -           88,181
                                     -----------   -----------    -----------    -----------   -----------    -----------
Net revenues                         $   281,101   $        56    $   281,157    $   115,779   $       -      $   115,779
                                     ===========   ===========    ===========    ===========   ===========    ===========

Pre-tax income (loss)                $    10,352   $   (38,494)   $   (28,142)   $    20,614   $    (2,092)   $    18,522
Identifiable assets at period end      4,465,353         2,947      4,468,300      2,100,769         4,220      2,104,989


OnMoney losses are comprised primarily of advertising expense, professional services expense and employment expense. Total advertising expense for the Company, including OnMoney, for the quarters ended March 31, 2000 and March 26, 1999 was $69.5 million and $13.2 million, respectively. Total advertising expense for the Company, including OnMoney, for the six months ended March 31, 2000 and March 26, 1999 was $131.0 million and $22.8 million, respectively.

8.    COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              --------------------------------    --------------------------------
                                                              MARCH 31, 2000    MARCH 26, 1999    MARCH 31, 2000    MARCH 26, 1999
                                                              --------------    --------------    --------------    --------------
Net Income (Loss)                                                $   3,202         $   8,077        $ (18,509)         $  11,820

Other Comprehensive Income
     Net unrealized holding gains on investment securities
     available-for-sale arising during the period                   39,535           126,676          173,962            172,934

     Adjustment for deferred income taxes                          (15,417)          (49,404)         (67,845)           (67,444)
                                                                 ---------         ---------        ---------          ---------
Total Other Comprehensive Income, net of tax                        24,118            77,272          106,117            105,490
                                                                 ---------         ---------        ---------          ---------
Comprehensive Income                                             $  27,320         $  85,349        $  87,608          $ 117,310
                                                                 =========         =========        =========          =========


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

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation ("Holding") and its operating subsidiaries Ameritrade (Inc.) ("Ameritrade"), Accutrade, Inc., Advanced Clearing, Inc. ("Advanced Clearing"), AmeriVest, Inc., FreeTrade.com, Inc. and OnMoney Financial Services Corporation ("OnMoney"), collectively.



RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 26, 1999

NET REVENUES. Commissions and clearing fees increased 169 percent to $126.0 million in the second quarter of fiscal 2000 from $46.9 million in the second quarter of fiscal 1999. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 186 percent to 149,000 in the second quarter of fiscal 2000 from 52,000 in the second quarter of fiscal 1999. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by us during fiscal 1998, fiscal 1999 and the first half of fiscal 2000. Core accounts increased to approximately 992,000 at March 31, 2000 from approximately 428,000 at March 26, 1999. Offsetting the growth in trades per day was a decrease in commissions and clearing fees per trade by 13 percent to $13 in the second quarter of fiscal 2000 from $15 in the second quarter of fiscal 1999. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by us under these arrangements totaled $16.2 million, or 9 percent of net revenues, for the second quarter of fiscal 2000 and $5.4 million, or 9 percent of net revenues, for the second quarter of fiscal 1999. Payment for order flow is a component of the commission and clearing fees revenue line. Payment for order flow decreased 4 percent on a per trade basis from $1.79 in the second quarter of fiscal 1999 to $1.72 in the second quarter of fiscal 2000. We expect payment for order flow to continue to decrease on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues were received from execution agents owned by Knight/Trimark Group, Inc. ("Knight/Trimark"), a market maker in equity securities. As of March 31, 2000, we owned approximately 7.0 percent of the outstanding common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 169 percent to $38.8 million in the second quarter of fiscal 2000 from $14.4 million in the second quarter of fiscal 1999. This increase was due primarily to an increase of 206 percent in customer and correspondent broker-dealer receivables partially offset by a 58 percent decrease in cash and investments segregated in compliance with federal regulations and an increase of 84 percent in amounts payable to customers and correspondent broker-dealers in the second quarter of fiscal 2000 from the second quarter of fiscal 1999. We generally expect net interest revenue to grow as our account base grows.

Other revenues increased 133 percent to $5.6 million in the second quarter of fiscal 2000 from $2.4 million in the second quarter of fiscal 1999 due primarily to an increase in marketing and service fees paid to us by mutual funds as a result of holding more customer mutual fund assets.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 144 percent to $34.6 million in the second quarter of fiscal 2000 from $14.2 million in the second quarter of fiscal 1999, due primarily to an increase in employees. Full-time equivalent employees rose 84 percent to 2,494 at the end of March 2000 from 1,353 at the end of March 1999. The increase in employees was necessary to accommodate the growth in trading volume following our advertising campaigns. We expect employment expense to continue to increase to support the expected increase in customer accounts, customer assets and trades.

Commissions and clearance costs decreased 9 percent to $2.0 million in the second quarter of fiscal 2000 from $2.2 million in the second quarter of fiscal 1999. This decrease reflects our efforts to reduce execution, clearance, settlement and depository costs with outside entities and the realization of economies of scale associated with these activities and occurred despite a 186 percent increase in transaction volume.

Communications expense increased 120 percent to $9.9 million in the second quarter of fiscal 2000 from $4.5 million in the second quarter of fiscal 1999, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the low-cost Internet continues to be the predominant communication channel with our customers.

Occupancy and equipment costs increased 207 percent to $14.1 million in the second quarter of fiscal 2000 from $4.6 million in the second quarter of fiscal 1999. This increase was due primarily to the lease of equipment and additional office space. In fiscal 1999, we added approximately 250,000 square feet of additional space in Omaha, Nebraska, Baltimore, Maryland, Ft. Worth, Texas, and Kansas City, Missouri. We also have leased additional equipment over the past fiscal year to accommodate our continued growth.

Advertising expenses for our brokerage operations increased 315 percent to $54.8 million in the second quarter of fiscal 2000 from $13.2 million in the second quarter of fiscal 1999. The increase in advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of customer accounts and account assets realized by us during the quarter. We plan to continue to expand our customer base through significant advertising efforts and have budgeted approximately $200 million for advertising in fiscal 2000.

Professional services expense increased to $10.7 million in the second quarter of fiscal 2000 from $5.2 million in the second quarter of fiscal 1999. This 106 percent increase was primarily due to marketing and technology consulting services to assist us in operational effectiveness and market research.

OnMoney development costs increased 2,609 percent to $29.8 million in the second quarter of fiscal 2000 from $1.1 million in the second quarter of fiscal 1999. During the second quarter of fiscal 2000, OnMoney development was comprised primarily of advertising expense, professional services expense and employment expense. For the second quarter of fiscal 1999, OnMoney development was comprised primarily of employment expense and professional services expense. These expenditures are expected to continue at approximately the same dollar level until OnMoney becomes self-funding by obtaining external financing, which is currently anticipated before the end of the calendar year. OnMoney is a personal finance portal providing users with access to information, tools and products that help them better manage their personal finances. OnMoney.com is a personalized and interactive financial services website that features a wide variety of personal finance products and services, including account consolidation, bill payment and presentment, mortgages, insurance, financial planning tools and educational materials.

Other operating expenses increased 49 percent to $9.1 million in the second quarter of fiscal 2000 from $6.1 million in the second quarter of fiscal 1999, primarily as a result of confirmation and statement processing costs for the significantly higher number of transactions.

Income tax expense was $2.4 million in the second quarter of fiscal 2000, compared to $4.6 million in the second quarter of fiscal 1999.

SIX MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 26, 1999

NET REVENUES. Commissions and clearing fees increased 144 percent to $203.6 million in the first half of fiscal 2000 from $83.6 million in the first half of fiscal 1999. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 171 percent to 114,000 in the first half of fiscal 2000 from 42,000 in the first half of fiscal 1999. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by us during fiscal 1998, fiscal 1999 and the first half of fiscal 2000. Core accounts increased to approximately 992,000 at March 31, 2000 from approximately 428,000 at March 26, 1999. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 13 percent to $14 in the first half of fiscal 2000 from $16 in the first half of fiscal 1999. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by us under these arrangements totaled $25.9 million, or 9 percent of net revenues, for the first half of fiscal 2000 and $10.3 million, or 9 percent of net revenues, for the first half of fiscal 1999. Payment for order flow is a component of the commission and clearing fees revenue line. Payment for order flow decreased 11 percent on a per trade basis from $1.96 in the first half of fiscal 1999 to $1.74 in the first half of fiscal 2000. We expect payment for order flow to continue to decrease on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues were received from execution agents owned by Knight/Trimark. As of March 31, 2000, we owned approximately 7.0 percent of the outstanding common stock of Knight/Trimark.

Net interest revenue (interest revenue less interest expense) increased 144 percent to $67.3 million in the first half of fiscal 2000 from $27.6 million in the first half of fiscal 1999. This increase was due primarily to an increase of 206 percent in customer and correspondent broker-dealer receivables partially offset by a 58 percent decrease in cash and investments segregated in compliance with federal regulations and an increase of 84 percent in amounts payable to customers and correspondent broker-dealers in the second quarter of fiscal 2000 from the second quarter of fiscal 1999. We generally expect net interest revenue to grow as our account base grows.

Other revenues increased 124 percent to $10.3 million in the first half of fiscal 2000 from $4.6 million in the first half of fiscal 1999 due primarily to an increase in marketing and service fees paid to us by mutual funds as a result of holding more customer mutual fund assets.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 152 percent to $68.0 million in the first half of fiscal 2000 from $27.0 million in the first half of fiscal 1999, due primarily to an increase in employees. Full-time equivalent employees rose 84 percent to 2,494 at the end of March 2000 from 1,353 at the end of March 1999. The increase in employees was necessary to accommodate the growth in trading volume following our advertising campaigns. We expect employment expense to continue to increase to support the expected increase in customer accounts, customer assets and trades.

Commissions and clearance costs decreased 3 percent to $3.9 million in the first half of fiscal 2000 from $4.0 million in the first half of fiscal 1999. This decrease reflects our efforts to reduce execution, clearance, settlement, and depository costs with outside entities and the realization of economies of scale associated with these activities and occurred despite a 170 percent increase in transaction volume.

Communications expense increased 116 percent to $17.1 million in the first half of fiscal 2000 from $7.9 million in the first half of fiscal 1999, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the low-cost Internet continues to be the predominant communication channel with our customers.

Occupancy and equipment costs increased 213 percent to $26.9 million in the first half of fiscal 2000 from $8.6 million in the first half of fiscal 1999. This increase was due primarily to the lease of equipment and additional office space. In fiscal 1999, we added approximately 250,000 square feet of additional space in Omaha, Nebraska, Baltimore, Maryland, Ft. Worth, Texas, and Kansas City, Missouri. We also have leased additional equipment over the past fiscal year to accommodate our continued growth.

Advertising expenses for our brokerage operations increased 397 percent to $113.4 million in the first half of fiscal 2000 from $22.8 million in the first half of fiscal 1999. The increase in advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of customer accounts and account assets realized by us during the period. We plan to continue to expand our customer base through significant advertising efforts and have budgeted approximately $200 million for advertising in fiscal 2000.

Professional services expense increased to $25.8 million in the first half of fiscal 2000 from $12.1 million in the first half of fiscal 1999. This 113 percent increase was primarily due to marketing and technology consulting services to assist us in operational effectiveness and market research.

OnMoney development costs increased 1,733 percent to $38.5 million in the first half of fiscal 2000 from $2.1 million in the first half of fiscal 1999. During the first half of fiscal 2000, OnMoney development was comprised primarily of advertising expense, professional services expense and employment expense. For the first half of fiscal 1999, OnMoney development was comprised primarily of employment expense and professional services expense.

Other operating expenses increased 23 percent to $15.7 million in the first half of fiscal 2000 from $12.8 million in the first half of fiscal 1999, primarily as a result of confirmation and statement processing costs for the significantly higher number of transactions.

Income tax benefit was $9.6 million for the first half of fiscal 2000, compared with income tax expense of $6.7 million for the first half of fiscal 2000 consistent with our pretax loss in the first half of fiscal 2000 and pretax income in the first half of fiscal 1999.



LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and our investment in OnMoney primarily through the use of funds generated from operations and from borrowings under our credit agreement. Our growth during the first quarter of fiscal 2000 was financed primarily through funds generated from operations, borrowings under our credit agreement and the remaining proceeds from the convertible subordinated notes that were issued in August 1999 (see "Convertible Subordinated Notes"). During the second quarter of fiscal 2000, our growth was financed primarily through funds generated from operations, borrowings under our credit agreement and other borrowings, including the mortgaging of our Kansas City, Missouri data center for $7.5 million. We anticipate continued significant capital and liquidity needs during the remainder of fiscal 2000 as a result of our current advertising campaign and expected growth in customer accounts resulting from this campaign and our continued investment in OnMoney. In addition, we have recently entered into an agreement to participate as a selling group member in certain public offerings of securities and may, from time to time, also participate as an underwriter in connection with such offerings. We anticipate that such participation will periodically create the need for additional capital to satisfy the requirements of the Securities and Exchange Commission's Net Capital Rule (Rule 15c3-1). We plan to finance our capital and liquidity needs from our operating cash flows and borrowings under our revolving credit facility. In addition, we recently established a $75.0 million margin loan facility that is supported by approximately 6.2 million shares of our Knight/Trimark stock and would be available to meet additional capital and liquidity needs. We are also considering selling some or all of our interest in Knight/Trimark.

Dividends from subsidiaries are another source of liquidity. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission and the National Association of Securities Dealers relating to liquidity, capital standards, and the use of customer funds and securities, which limit funds available for the payment of dividends to Holding.


CASH FLOW

Cash used in operating activities was $117.9 million in the first half of fiscal 2000, compared to cash used of $37.6 million in the first half of fiscal 1999. The increase in cash during the first half of fiscal 2000 was attributable to the substantial increase in customer receivables.

Cash used in investing activities was $33.0 million in the first half of fiscal 2000, compared to $10.1 million in the first half of fiscal 1999. Uses of cash in both periods is primarily related to purchases of property and equipment.

Cash provided by financing activities was $88.2 million in the first half of fiscal 2000, compared to $27.6 million in the first half of fiscal 1999. The cash provided by financing activities for both periods consisted of net proceeds from our revolving credit agreement with a bank group (see "Bank Loan Agreements").


LOAN AGREEMENTS

As of March 31, 2000, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement permits borrowings up to $90.0 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent or (ii) 90-day LIBOR plus 1.50 percent. At March 31, 2000, the interest rate on this borrowing was 8.0 percent. The Company also pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $80.0 million at March 31, 2000. At September 24, 1999, there was no outstanding amount under the revolving credit agreement. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. As further security for its obligations under the revolving credit agreement, the Company has pledged $50.0 million of its Knight/Trimark common stock (see Note 5) to the bank group.

On April 28, 2000, the Company amended the revolving credit agreement to eliminate certain restrictions on the Company's use of the Knight/Trimark stock not pledged to the bank group and to reduce the facility size from $90.0 million to $75.0 million. At that time, the Company also established a $75.0 million margin loan facility that is supported by the approximately 6.2 million shares of the Company's Knight/Trimark stock not pledged to the bank group. As of such date, the Company had borrowings outstanding under the revolving credit agreement of $35.0 million and had no borrowings outstanding under the margin loan facility.


CONVERTIBLE SUBORDINATED NOTES

In August 1999, we issued $200.0 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes are convertible into 6,142,740 shares of Class A common stock. The holders of the notes may convert the notes into shares of Class A common stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes are not subject to redemption prior to August 6, 2002, and we may, at our option, redeem the notes at a premium on or after such date, in whole or in part, upon notice to each holder not less than 30 days nor more than 60 days prior to the redemption date.



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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. Such funds totaled $252.5 million at March 31, 2000 and $942.4 million at September 24, 1999. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2,990.8 million at March 31, 2000 and $2,057.3 million at September 24, 1999 in the form of customer cash balances. At March 31, 2000, we had an additional $280.0 million of interest bearing indebtedness outstanding, consisting of the $200.0 million convertible subordinated notes (see "Convertible Subordinated Notes"), which bear interest at a fixed rate of interest of 5.75 percent, and $80.0 million under our revolving credit agreement, which bears interest at a floating rate (as described under "Loan Agreements"). At September 24, 1999, we had $200.0 million of other interest bearing indebtedness outstanding, consisting of the convertible subordinated notes. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances.

At March 31, 2000, we held a marketable equity security, which is recorded at fair value of $403.3 million ($246.3 million net of tax) and had exposure to market price risk. The same security was recorded at fair value of $229.3 million ($139.4 million net of tax) at September 24, 1999. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $40.3 million at March 31, 2000. Actual results may differ.

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


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on February 23, 2000 for the purposes of electing its board of directors and ratifying the appointment of its auditors. The Board of Directors consists of a total of nine persons, four of which are elected by the holders of the Company's Class A Common Stock and five of which are elected by the holders of the Company's Class B Common Stock. The nine persons were nominated by the Board of Directors to serve as directors for terms of one year. The following sets forth the results of the election of directors:

DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS A COMMON STOCK

NAME OF NOMINEE                             FOR                        WITHHELD
---------------------------------    ----------------------------    ---------------------
David W. Garrison                       151,030,388       95.42%       544,964       0.34%
Thomas Y. Hartley                       151,031,291       95.42%       544,061       0.34%
Charles L. Marinaccio                   151,043,823       95.43%       531,529       0.34%
Mark L. Mitchell                        151,032,551       95.42%       542,801       0.34%


DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS B COMMON STOCK

NAME OF NOMINEE                             FOR                        WITHHELD
---------------------------------    ----------------------------    ---------------------
J. Joe Ricketts                          16,372,800         100%           0           0%
Robert T. Slezak                         16,372,800         100%           0           0%
J. Peter Ricketts                        16,372,800         100%           0           0%
John W. Ward                             16,372,800         100%           0           0%
Gene L. Finn                             16,372,800         100%           0           0%

No proxies were solicited from the holders of the Class B Common Stock since such shares are not publicly traded. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 29, 2000 was approved by the Stockholders with 151,147,786 votes FOR (approximately 95%), 287,799 votes AGAINST, and 139,767 votes ABSTAINED OR BROKER NON-VOTE.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a)      EXHIBITS:
         3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to
                  Exhibit 3.6 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.2 Form of Note for the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's annual report on Form 10-K filed on December 23, 1999)

         4.3 Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.4 First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.5 Registration Rights Agreement dated August 4, 1999, between Ameritrade Holding Corporation and Goldman, Sachs & Co. and relating to the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         10.1     Employment Contract, dated as of March 27, 2000, between John
                  R. MacDonald and Ameritrade Holding Corporation

         15       Independent accountants' awareness letter

         27.1     Financial Data Schedule (EDGAR filing only)



(b)      REPORTS ON FORM 8-K:
         No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 11, 2000

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

                               J. Joe Ricketts

                               Director, Chairman and Co-Chief Executive Officer

                               (Principal Executive Officer)



                          by:  /s/ Thomas K. Lewis
                               -------------------

                               Thomas K. Lewis

                               Co-Chief Executive Officer

                               (Principal Executive Officer)



                          by:  /s/ John R. MacDonald
                               ---------------------

                               John R. MacDonald

                               Vice President and Chief Financial Officer

                               (Principal Financial and Accounting Officer)