Form 10-Q
period 2000-06-30
AMERITRADE HOLDING CORP
filed 2000-08-14
CIK 1027401

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

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

                                 Yes (X) No ( )

As of August 10, 2000 there were 175,193,225 outstanding shares of the registrant's common stock consisting of 158,820,425 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                     Page No.
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
           Independent Accountants' Review Report                        3
           Balance Sheets                                                4
           Statements of Operations                                      5
           Statements of Cash Flows                                      6
           Notes to Financial Statements                                 7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                         15


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                            15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                    16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                 16
           (b) Reports on Form 8-K                                      16


           Signatures                                                   17

PART I - FINANCIAL INFORMATION

     ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2000 and June 25, 1999. These financial statements are the responsibility of the Company's management.

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



/s/ Deloitte & Touche LLP

August 8, 2000
Omaha, Nebraska

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (in thousands, except share amounts)

                                                                                           June 30,    September 24,
                                                                                             2000           1999
                                                                                         -----------   -------------
ASSETS

Cash and cash equivalents                                                                $    48,773    $    76,943
Cash and investments segregated in compliance with federal regulations                       448,513        942,427
Receivable from brokers, dealers and clearing organizations                                   98,649         89,958
Receivable from customers and correspondents - net of allowance
     for doubtful accounts:  Jun. 30, 2000 - $4,522; Sept. 24, 1999 - $2,916               2,771,200      1,526,801
Refundable income taxes                                                                         --           15,947
Furniture, equipment and leasehold improvements - net of accumulated
     depreciation and amortization:  Jun. 30, 2000 - $27,612; Sept. 24, 1999 - $12,901        87,988         68,588
Goodwill - net of accumulated amortization                                                    12,247         12,821
Investments                                                                                  243,960        230,619
Other assets                                                                                  61,183         72,979
                                                                                         -----------    -----------
        Total assets                                                                     $ 3,772,513    $ 3,037,083
                                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Payable to brokers, dealers and clearing organizations                              $   520,721    $   384,960
     Payable to customers and correspondents                                               2,589,956      2,057,346
     Accounts payable and accrued liabilities                                                122,809         73,603
     Notes payable                                                                            35,000           --
     Convertible subordinated notes                                                          200,000        200,000
     Income taxes payable                                                                        615           --
     Deferred income taxes                                                                    87,988        100,711
                                                                                         -----------    -----------
        Total liabilities                                                                  3,557,089      2,816,620
                                                                                         -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $1 par value; 3,000,000 shares authorized, none issued                    --             --
     Common stock, $0.01 par value:
        Class A - 270,000,000 shares authorized; Jun. 30, 2000 - 158,615,086 shares
             issued; Sept. 24, 1999 - 158,103,480 shares issued                                1,586          1,581
        Class B - 18,000,000 shares authorized; 16,372,800 shares issued and
             outstanding                                                                         164            164
                                                                                         -----------    -----------
        Total common stock                                                                     1,750          1,745

Additional paid-in capital                                                                    29,010         24,079
Retained earnings                                                                             41,385         55,296
Treasury stock - Class A shares at cost (Jun. 30, 2000 - 27,546 shares;
     Sept. 24, 1999 - 39,624 shares)                                                             (64)           (93)
Accumulated other comprehensive income                                                       143,343        139,436
                                                                                         -----------    -----------
        Total stockholders' equity                                                           215,424        220,463
                                                                                         -----------    -----------

        Total liabilities and stockholders' equity                                       $ 3,772,513    $ 3,037,083
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

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (in thousands, except per share amounts)




CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands, except per share data)

                                                               Three Months Ended       Nine Months Ended
                                                             ---------------------   ----------------------
                                                              June 30,    June 30,    June 30,     June 30,
                                                                2000        1999        2000         1999
                                                             ---------   ---------   ---------    ---------
Revenues:
   Commissions and clearing fees                             $ 101,805   $  56,064   $ 305,365    $ 139,630
   Interest revenue                                             64,930      31,208     176,357       78,924
   Other                                                         5,542       2,867      15,823        7,482
                                                             ---------   ---------   ---------    ---------
           Total revenues                                      172,277      90,139     497,545      226,036

   Interest expense                                             23,191      12,045      67,303       32,163
                                                             ---------   ---------   ---------    ---------
           Net revenues                                        149,086      78,094     430,242      193,873

 Expenses excluding interest:
   Employee compensation and benefits                           34,845      20,025     102,834       47,038
   Commissions and clearance                                       902       1,963       4,753        5,996
   Communications                                                9,234       5,107      26,316       12,998
   Occupancy and equipment costs                                15,302       5,704      42,233       14,331
   Advertising                                                  41,222      12,103     154,645       34,899
   Professional services                                        13,614      10,884      39,425       22,935
   OnMoney development                                          16,242       1,611      54,737        3,703
   Other                                                        10,132       6,807      25,849       19,562
                                                             ---------   ---------   ---------    ---------
           Total expenses excluding interest                   141,493      64,204     450,792      161,462

           Income (loss) before provision for income taxes       7,593      13,890     (20,550)      32,411

           Provision for income taxes (benefit)                  2,995       4,973      (6,638)      11,674
                                                             ---------   ---------   ---------    ---------

 Net income (loss)                                           $   4,598   $   8,917   $ (13,912)   $  20,737
                                                             =========   =========   =========    =========

Basic earnings (loss) per share                              $    0.03   $    0.05   $   (0.08)   $    0.12
Diluted earnings (loss) per share                            $    0.03   $    0.05   $   (0.08)   $    0.12

Weighted average shares outstanding - basic                    174,789     174,436     174,651      174,310
Weighted average shares outstanding - diluted                  175,867     176,063     174,651      175,689


            See notes to condensed consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)

                                                                                      Nine Months Ended
                                                                                 --------------------------

                                                                                   June 30,       June 25,
                                                                                     2000           1999
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                                            $   (13,912)   $    20,737
    Adjustments to Reconcile Net Income (Loss) to Net Cash from
    Operating Activities:
      Depreciation and Amortization                                                   14,711          4,458
      Provision for Losses                                                             3,082          2,140
      Deferred Income Taxes                                                          (15,221)         1,075
      Amortization of Goodwill                                                           573            272
      Changes in Operating Assets and Liabilities:
        Cash and Investments Segregated in Compliance with Federal Regulations       493,914         20,417
        Brokerage Receivables                                                     (1,256,172)      (849,086)
        Other Assets                                                                  17,611        (23,109)
        Brokerage Payables                                                           668,372        883,737
        Accounts Payable and Accrued Liabilities                                      41,256         28,933
        Income Taxes Payable                                                          19,617            534
                                                                                 -----------    -----------

           Net Cash Provided By (Used In) Operating Activities                       (26,169)        90,108

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Furniture, Equipment and Leasehold Improvements                      (34,110)       (20,412)
    Purchase of Investments                                                           (3,603)          --
                                                                                 -----------    -----------
           Net Cash Used In Investing Activities                                     (37,713)       (20,412)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Notes Payable                                                      120,000         80,000
    Principal Payments on Notes Payable                                              (85,000)       (33,000)
    Proceeds from Exercise of Stock Options                                              460            507
    Issuance of Class A Treasury Stock                                                   252             59
                                                                                 -----------    -----------
           Net Cash Provided By Financing Activities                                  35,712         47,566

                                                                                 -----------    -----------
Net Increase (Decrease) In Cash And Cash Equivalents                                 (28,170)       117,262

Cash and Cash Equivalents at Beginning of Period                                      76,943         24,527
                                                                                 -----------    -----------
Cash and Cash Equivalents at End of Period                                       $    48,773    $   141,789
                                                                                 ===========    ===========

Supplemental Cash Flow Information:
     Interest Paid                                                               $     7,759    $    31,227
     Income Taxes Paid (Refunded)                                                $    (9,269)   $    14,143

 Noncash Investing Activity:
    Common stock issued in acquisition of Ten Bagger, Inc.                       $     2,937    $      --


              See notes to condensed consolidated financial statements


                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            (COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


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

Certain items in prior years condensed consolidated financial statements have been reclassified to conform to the current quarter presentation.


2.    NET CAPITAL

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $172.0 million and $104.0 million as of June 30, 2000 and September 24, 1999, respectively, which exceeded aggregate minimum net capital requirements by $112.6 million and $70.0 million, respectively. Subsidiary net capital in the amount of $59.4 million and $34.0 million as of June 30, 2000 and September 24, 1999, respectively, was not available for transfer to Ameritrade Holding Corporation.


3.    NOTES PAYABLE

As of June 30, 2000, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement, as amended, permits borrowings up to $75.0 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent or (ii) 90-day LIBOR plus 1.50 percent. At June 30, 2000, the interest rate on this borrowing was 8.75 percent. The Company also pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $35.0 million at June 30, 2000. At September 24, 1999, there was no outstanding amount under the revolving credit agreement. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. As further security for its obligations under the revolving credit agreement, the Company has pledged 1.65 million shares of its Knight Trading Group, Inc. ("Knight") common stock (see Note 5) to the bank group.

The Company also maintains a separate $75.0 million margin loan facility that is supported by approximately 6.25 million shares of the Company's Knight stock not pledged to the bank group. As of June 30, 2000, the Company had no borrowings outstanding under the margin loan facility.

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


5.    INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million unregistered shares of Knight, representing an approximate six percent ownership. Knight is a publicly held company that is a market maker in equity securities. The Company derives certain revenues from Knight in exchange for routing trade orders to it for execution.

As of June 30, 2000, the Company had pledged approximately 1.65 million shares of its Knight common stock to support its obligations under the revolving credit agreement and had also used approximately 6.25 million shares of its Knight common stock to support borrowings under a margin loan facility (See Note 3).


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

Letter of Credit - Advanced Clearing, Inc. ("Advanced Clearing"), a wholly owned subsidiary of the Company, has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged customer securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of June 30, 2000 and September 24, 1999, the financial institutions had authorized letters of credit in the aggregate amount of $187.0 million and $100.0 million, respectively. As of June 30, 2000 and September 24, 1999, no amounts were outstanding under the letters of credit. Advanced Clearing pays a maintenance fee of 0.5 percent of the committed amount for the letters of credit.

General Contingencies - In the ordinary course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include Advanced Clearing's customer activities involving the execution, settlement and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the customers are unable to fulfill their contracted obligations.

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

Customer transactions executed through Advanced Clearing settle on the settlement date, which is generally three business days after the date on which the trade is placed by the customer. Since Advanced Clearing is obligated to settle these transactions with brokers and other financial institutions whether or not its customers meet their obligations to Advanced Clearing, Advanced Clearing may incur losses in cases where a customer fails to honor its obligations.

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


                                        Three Months Ended June 30, 2000        Three Months Ended June 25, 1999
                                     -------------------------------------   --------------------------------------
                                     Brokerage                               Brokerage
                                     operations    OnMoney        Total      operations     OnMoney       Total
                                     ----------   ----------    ----------   ----------   ----------    -----------
Interest - net of interest expense   $   41,739   $     --      $   41,739   $   19,163   $     --      $   19,163
Non-interest revenue                    107,347         --         107,347       58,931         --          58,931
                                     ----------   ----------    ----------   ----------   ----------    ----------
Net revenues                         $  149,086   $     --      $  149,086   $   78,094   $     --      $   78,094
                                     ==========   ==========    ==========   ==========   ==========    ==========

Pre-tax income (loss)                $   23,835   $  (16,242)   $    7,593   $   15,501   $   (1,611)   $   13,890
Identifiable assets at period end    $3,766,427   $    6,086    $3,772,513   $2,646,934   $    4,850    $2,651,784


                                        Nine Months Ended June 30, 2000         Nine Months Ended June 25, 1999
                                     -------------------------------------   --------------------------------------
                                     Brokerage                               Brokerage
                                     operations    OnMoney        Total      operations     OnMoney       Total
                                     ----------   ----------    ----------   ----------   ----------    -----------

Interest - net of interest expense   $  109,054   $     --      $  109,054   $   46,761   $     --      $    46,761
Non-interest revenue                     21,188         --         321,188      147,112         --          147,112
                                     ----------   ----------    ----------   ----------   ----------    -----------
Net revenues                         $  430,242   $     --      $  430,242   $  193,873   $     --      $   193,873
                                     ==========   ==========    ==========   ==========   ==========    ===========

Pre-tax income (loss)                $   34,187   $  (54,737)   $  (20,550)  $   36,114   $   (3,703)   $    32,411
Identifiable assets at period end    $3,766,427   $    6,086    $3,772,513   $2,646,934   $    4,850    $ 2,651,784


OnMoney losses are comprised primarily of advertising expense, professional services expense and employee compensation and benefits expense. Total advertising expense for the Company, including OnMoney, for the quarters ended June 30, 2000 and June 25, 1999 was $44.7 million and $12.1 million, respectively. Total advertising expense for the Company, including OnMoney, for the nine months ended June 30, 2000 and June 25, 1999 was $175.7 million and $34.9 million, respectively.

8.    COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                               Three Months Ended        Nine Months Ended
                                                             ----------------------    ----------------------
                                                              June 30,     June 25,     June 30,     June 25,
                                                                 2000        1999         2000         1999
                                                             ---------    ---------    ---------    ---------
Net Income (Loss)                                            $   4,598    $   8,917    $ (13,912)   $  20,737

Other Comprehensive Income
     Net unrealized holding gains on investment securities
     available-for-sale arising during the period             (167,557)     205,868        6,405      378,802

     Adjustment for deferred income taxes                       65,347      (80,288)      (2,498)    (147,733)
                                                             ---------    ---------    ---------    ---------

Total Other Comprehensive Income (Loss), net of tax           (102,210)     125,580        3,907      231,069
                                                             ---------    ---------    ---------    ---------

Comprehensive Income (Loss)                                  $ (97,612)   $ 134,497    $ (10,005)   $ 251,806
                                                             =========    =========    =========    =========



9.    ACQUISITION

On May 25, 2000, the Company issued 267,000 shares of its Class A Common Stock to the shareholders of Ten Bagger, Inc. ("Ten Bagger"), the corporation that developed the stock analysis tool, the BigEasy Investor(TM), in connection with the acquisition by the Company of all of the issued and outstanding shares of common stock of Ten Bagger. Under the purchase agreement, the Company may issue additional shares of its Class A Common Stock worth a maximum of $13.3 million to the former shareholders of Ten Bagger depending upon the achievement of certain performance targets, the satisfaction of certain indemnification obligations and the market price of the Company's Class A Common Stock at the time of issuance. The transaction was accounted for as a purchase. The following unaudited pro forma financial information sets forth the results of operations of Ameritrade Holding Corporation as if the acquisition of Ten Bagger, Inc. had occurred on September 26, 1998.

                                                 Three Months Ended      Nine Months Ended
                                               --------------------   ----------------------
                                                June 30,   June 25,    June 30,     June 25,
                                                  2000       1999        2000         1999
                                               ---------   --------   ---------    ---------
Net revenues.................................  $ 149,096   $ 78,094   $ 430,307    $ 193,873

Net income (loss)............................  $   3,957   $  8,373   $ (15,799)   $  19,105

Basic earnings (loss) per share..............  $    0.02   $   0.05   $   (0.09)   $    0.11



10.   SUBSEQUENT EVENT

On July 21, 2000, the Company acquired Financial Passport, Inc. ("Financial Passport"), a Delaware corporation. The acquisition of Financial Passport, which is an Internet-based provider of financial planning services and an online marketplace for a wide range of financial products and services, will allow the Company's OnMoney subsidiary to expand the range of products and services that it offers its customers. Under the terms of the merger agreement, the Company has agreed to issue 1,482,548 shares of its Class A Common Stock (and will pay cash of $470,000 in lieu of small shareholdings and fractional shares) in exchange for the outstanding shares of Financial Passport common stock. The transaction will be accounted for as a purchase.

On August 7, 2000, Thomas Lewis, Chief Executive Officer of Ameritrade Holding Corporation, announced his resignation from the Company.


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

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation ("Holding") and its operating subsidiaries Ameritrade (Inc.) ("Ameritrade"), Accutrade, Inc., Advanced Clearing, Inc. ("Advanced Clearing"), AmeriVest, Inc., FreeTrade.com, Inc., OnMoney Financial Services Corporation ("OnMoney") and Ten Bagger, Inc., collectively.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 25, 1999

NET REVENUES. Commissions and clearing fees increased 81 percent to $101.8 million in the third quarter of fiscal 2000 from $56.1 million in the third quarter of fiscal 1999. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 107 percent to 124,000 in the third quarter of fiscal 2000 from 60,000 in the third quarter of fiscal 1999. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by us during fiscal 1998, fiscal 1999 and the first three quarters of fiscal 2000. Customer accounts increased to approximately 1,164,000 at June 30, 2000 from approximately 505,000 at June 25, 1999. Offsetting the growth in trades per day was a decrease in commissions and clearing fees per trade by 20 percent to $12 in the third quarter of fiscal 2000 from $15 in the third quarter of fiscal 1999. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by us under these arrangements totaled $14.2 million, or 10 percent of net revenues, for the third quarter of fiscal 2000 and $6.1 million, or 8 percent of net revenues, for the third quarter of fiscal 1999. Payment for order flow is a component of the commission and clearing fees revenue line. Payment for order flow increased 7 percent on a per trade basis from $1.62 in the third quarter of fiscal 1999 to $1.74 in the third quarter of fiscal 2000. We expect payment for order flow to decrease on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues were received from execution agents owned by Knight Trading Group, Inc. ("Knight"), a market maker in equity securities. As of June 30, 2000, we owned approximately six percent of the outstanding common stock of Knight.

Net interest revenue (interest revenue less interest expense) increased 117 percent to $41.7 million in the third quarter of fiscal 2000 from $19.2 million in the third quarter of fiscal 1999. This increase was due primarily to an increase of 89 percent in customer and correspondent broker-dealer receivables partially offset by a 7 percent decrease in cash and investments segregated in compliance with federal regulations and an increase of 42 percent in amounts payable to customers and correspondent broker-dealers in the third quarter of fiscal 2000 from the third quarter of fiscal 1999. We generally expect net interest revenue to grow as our account base grows.

Other revenues increased 90 percent to $5.5 million in the third quarter of fiscal 2000 from $2.9 million in the third quarter of fiscal 1999 due primarily to an increase in marketing and service fees paid to us by mutual funds as a result of holding more customer mutual fund assets. The increase was also due to the fact that we earned revenues during the third quarter of fiscal 2000 by participating as an underwriter or selling group member in a number of underwritten securities offerings while we did not earn any such revenues during the third quarter of fiscal 1999. We expect to continue to participate in securities offerings in the future, principally as a selling group member, through our relationship with Epoch Partners, a newly licensed investment bank in which we are an investor and with which we maintain a distribution agreement.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 74 percent to $34.8 million in the third quarter of fiscal 2000 from $20.0 million in the third quarter of fiscal 1999, due primarily to an increase in employees. Full-time equivalent employees rose 35 percent to 2,513 at the end of June 2000 from 1,867 at the end of June 1999. The increase in employees was necessary to accommodate the growth in trading volume following our advertising campaigns. We expect employment expense to continue to increase to support the expected increase in customer accounts, customer assets and trades.

Commissions and clearance costs decreased 55 percent to $0.9 million in the third quarter of fiscal 2000 from $2.0 million in the third quarter of fiscal 1999. This decrease reflects our efforts to reduce execution, clearance, settlement and depository costs with outside entities and the realization of economies of scale associated with these activities and occurred despite a 107 percent increase in transaction volume.

Communications expense increased 80 percent to $9.2 million in the third quarter of fiscal 2000 from $5.1 million in the third quarter of fiscal 1999, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our customers.

Occupancy and equipment costs increased 168 percent to $15.3 million in the third quarter of fiscal 2000 from $5.7 million in the third quarter of fiscal 1999. This increase was due primarily to the lease of equipment and additional office space. In fiscal 1999 and the first three quarters of fiscal 2000, we added approximately 425,000 square feet of additional space in Omaha, Nebraska, Baltimore, Maryland, Ft. Worth, Texas, and Kansas City, Missouri. We also have leased additional equipment over the past fiscal year to accommodate our continued growth.

Advertising expenses for our brokerage operations increased 240 percent to $41.2 million in the third quarter of fiscal 2000 from $12.1 million in the third quarter of fiscal 1999. The increase in advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of customer accounts realized by us during the quarter. We plan to continue to expand our customer base through significant advertising efforts and have budgeted approximately $200 million for advertising in fiscal 2000.

Professional services expense increased to $13.6 million in the third quarter of fiscal 2000 from $10.9 million in the third quarter of fiscal 1999. This 25 percent increase was primarily due to marketing and technology consulting services to assist us in operational effectiveness and market research.

OnMoney development costs increased 913 percent to $16.2 million in the third quarter of fiscal 2000 from $1.6 million in the third quarter of fiscal 1999. During the third quarter of fiscal 2000, OnMoney development was comprised primarily of professional services expense, employee compensation and benefits expense and advertising expense. For the third quarter of fiscal 1999, OnMoney development was comprised primarily of employee compensation and benefits expense and professional services expense. OnMoney is a personal finance portal providing users with access to information, tools and products that help them better manage their personal finances. OnMoney.com is a personalized and interactive financial services website that features a wide variety of personal finance products and services, including account consolidation, bill payment and presentment, mortgages, insurance, financial planning tools and educational materials. On July 25, 2000, we acquired Financial Passport, Inc. ("Financial Passport"), an internet-based provider of online financial planning services and an online marketplace for a wide range of financial products and services, to expand the range of products and services that OnMoney offers its customers. We anticipate that the acquisition of Financial Passport will result in an increase in expenditures for OnMoney development in future quarters until OnMoney becomes self-funding. We are currently attempting to obtain external financing for OnMoney.

Other operating expenses increased 49 percent to $10.1 million in the third quarter of fiscal 2000 from $6.8 million in the third quarter of fiscal 1999, primarily as a result of confirmation and statement processing costs for the significantly higher number of transactions.

Income tax expense was $7.6 million in the third quarter of fiscal 2000 compared to a tax benefit of $6.6 million in the third quarter of fiscal 1999. The effective tax rate in the third quarter of fiscal 2000 was 39 percent compared to an effective tax rate in the third quarter of fiscal 1999 of 36 percent. As the Company has expanded into multiple states, it has increased its effective tax rate.


NINE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 25, 1999

NET REVENUES. Commissions and clearing fees increased 119 percent to $305.4 million in the first nine months of fiscal 2000 from $139.6 million in the first nine months of fiscal 1999. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 144 percent to 117,000 in the first nine months of fiscal 2000 from 48,000 in the first nine months of fiscal 1999. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by us during fiscal 1998, fiscal 1999 and the first nine months of fiscal 2000. Customer accounts increased to approximately 1,164,000 at June 30, 2000 from approximately 505,000 at June 25, 1999. Offsetting the growth in trades per day is the decrease in commissions and clearing fees per trade by 13 percent to an average of $13 in the first nine months of fiscal 2000 from an average of $15 in the first nine months of fiscal 1999. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution (payment for order flow). The revenues generated by us under these arrangements totaled $40.1 million, or 9 percent of net revenues, for the first nine months of fiscal 2000 and $16.4 million, or 8 percent of net revenues, for the first nine months of fiscal 1999. Payment for order flow is a component of the commission and clearing fees revenue line. Payment for order flow decreased 5 percent on a per trade basis from $1.82 in the first nine months of fiscal 1999 to $1.74 in the first nine months of fiscal 2000. We expect payment for order flow to continue to decrease on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues were received from execution agents owned by Knight. As of June 30, 2000, we owned approximately six percent of the outstanding common stock of Knight.

Net interest revenue (interest revenue less interest expense) increased 133 percent to $109.1 million in the first nine months of fiscal 2000 from $46.8 million in the first nine months of fiscal 1999. This increase was due primarily to an increase of 89 percent in customer and correspondent broker-dealer receivables partially offset by a 7 percent decrease in cash and investments segregated in compliance with federal regulations and an increase of 42 percent in amounts payable to customers and correspondent broker-dealers in the third quarter of fiscal 2000 from the third quarter of fiscal 1999. We generally expect net interest revenue to grow as our account base grows.

Other revenues increased 111 percent to $15.8 million in the first nine months of fiscal 2000 from $7.5 million in the first nine months of fiscal 1999 due primarily to an increase in marketing and service fees paid to us by mutual funds as a result of holding more customer mutual fund assets. The increase was also due to the fact that we earned revenues during the third quarter of fiscal 2000 by participating as an underwriter or selling group member in a number of underwritten securities offerings while we did not earn any such revenues during the third quarter of fiscal 1999. We expect to continue to participate in securities offerings in the future, principally as a selling group member, through our relationship with Epoch Partners, a newly licensed investment bank in which we are an investor and with which we maintain a distribution agreement.

EXPENSES EXCLUDING INTEREST. Employee compensation and benefits expense increased 119 percent to $102.8 million in the first nine months of fiscal 2000 from $47.0 million in the first nine months of fiscal 1999, due primarily to an increase in employees. Full-time equivalent employees rose 35 percent to 2,513 at the end of June 2000 from 1,867 at the end of June 1999. The increase in employees was necessary to accommodate the growth in trading volume following our advertising campaigns. We expect employment expense to continue to increase to support the expected increase in customer accounts, customer assets and trades.

Commissions and clearance costs decreased 20 percent to $4.8 million in the first nine months of fiscal 2000 from $6.0 million in the first nine months of fiscal 1999. This decrease reflects our efforts to reduce execution, clearance, settlement, and depository costs with outside entities and the realization of economies of scale associated with these activities and occurred despite a 144 percent increase in transaction volume.

Communications expense increased 102 percent to $26.3 million in the first nine months of fiscal 2000 from $13.0 million in the first nine months of fiscal 1999, primarily as a result of telephone, quote and market information costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our customers.

Occupancy and equipment costs increased 195 percent to $42.2 million in the first nine months of fiscal 2000 from $14.3 million in the first nine months of fiscal 1999. This increase was due primarily to the lease of equipment and additional office space. In fiscal 1999 and the first three quarters of fiscal 2000, we added approximately 425,000 square feet of additional space in Omaha, Nebraska, Baltimore, Maryland, Ft. Worth, Texas, and Kansas City, Missouri. We also have leased additional equipment over the past fiscal year to accommodate our continued growth.

Advertising expenses for our brokerage operations increased 343 percent to $154.7 million in the first nine months of fiscal 2000 from $34.9 million in the first nine months of fiscal 1999. The increase in advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of customer accounts realized by us during the period. We plan to continue to expand our customer base through significant advertising efforts and have budgeted approximately $200 million for advertising in fiscal 2000.

Professional services expense increased to $39.4 million in the first nine months of fiscal 2000 from $22.9 million in the first nine months of fiscal 1999. This 72 percent increase was primarily due to marketing and technology consulting services to assist us in operational effectiveness and market research.

OnMoney development costs increased 1,378 percent to $54.7 million in the first nine months of fiscal 2000 from $3.7 million in the first nine months of fiscal 1999. During the first nine months of fiscal 2000, OnMoney development was comprised primarily of advertising expense, professional services expense and employee compensation and benefits expense. For the first nine months of fiscal 1999, OnMoney development was comprised primarily of employee compensation and benefits expense and professional services expense. On July 25, 2000, we acquired Financial Passport, Inc. ("Financial Passport"), an internet-based provider of online financial planning services and an online marketplace for a wide range of financial products and services, to expand the range of products and services that OnMoney offers its customers. We anticipate that the acquisition of Financial Passport will result in an increase in expenditures for OnMoney development in future quarters until OnMoney becomes self-funding. We are currently attempting to obtain external financing for OnMoney.

Other operating expenses increased 32 percent to $25.8 million in the first nine months of fiscal 2000 from $19.6 million in the first nine months of fiscal 1999, primarily as a result of confirmation and statement processing costs for the significantly higher number of transactions.

Income tax benefit was $6.6 million for the first nine months of fiscal 2000, compared with income tax expense of $11.7 million for the first nine months of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and our investment in OnMoney primarily through the use of funds generated from operations and from borrowings under our credit agreement. Our growth during the first quarter of fiscal 2000 was financed primarily through funds generated from operations, borrowings under our credit agreement and the remaining proceeds from the convertible subordinated notes that were issued in August 1999 (see "Convertible Subordinated Notes"). During the second and third quarters of fiscal 2000, our growth was financed primarily through funds generated from operations, borrowings under our credit agreement and other borrowings, including the mortgaging of our Kansas City, Missouri data center for $7.5 million. We anticipate continued significant capital and liquidity needs during the remainder of fiscal 2000 and into fiscal 2001 as a result of our current advertising campaign and expected growth in customer accounts resulting from this campaign and our continued investment in OnMoney. We plan to finance our capital and liquidity needs from our operating cash flows and borrowings under our revolving credit facility. In addition, we maintain a $75.0 million margin loan facility that is supported by approximately
6.25 million shares of our Knight stock and would be available to meet additional capital and liquidity needs. We are also considering selling some or all of our interest in Knight.

Dividends from subsidiaries are another source of liquidity. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission and the National Association of Securities Dealers relating to liquidity, capital standards, and the use of customer funds and securities, which limit funds available for the payment of dividends to Holding.


CASH FLOW

Cash used in operating activities was $26.2 million in the first nine months of fiscal 2000, compared to cash provided by operating activities of $90.1 million in the first nine months of fiscal 1999. The increase in cash during the first nine months of fiscal 2000 was attributable to the substantial increase in customer receivables and a net loss versus net income for the same period of fiscal 1999.

Cash used in investing activities was $37.7 million in the first nine months of fiscal 2000, compared to $20.4 million in the first nine months of fiscal 1999. Uses of cash in both periods is primarily related to purchases of property and equipment.

Cash provided by financing activities was $35.7 million in the first nine months of fiscal 2000, compared to $47.6 million in the first nine months of fiscal 1999. The cash provided by financing activities for both periods consisted of net proceeds from our revolving credit agreement with a bank group (see "Bank Loan Agreements").


LOAN AGREEMENTS

As of June 30, 2000, we maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement, as amended, permits borrowings up to $75.0 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent or (ii) 90-day LIBOR plus 1.50 percent. At June 30, 2000, the interest rate on this borrowing was 8.75 percent. We also pay a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. We had outstanding indebtedness under the revolving credit agreement of $35.0 million at June 30, 2000. At September 24, 1999, there was no outstanding amount under the revolving credit agreement. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. As further security for its obligations under the revolving credit agreement, we have pledged 1.65 million shares of our Knight common stock (see
Note 5) to the bank group.

We also maintain a separate $75.0 million margin loan facility that is supported by approximately 6.25 million shares of our Knight stock not pledged to the bank group. As of June 30, 2000, we had no borrowings outstanding under the margin loan facility.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. Such funds totaled $448.5 million at June 30, 2000 and $942.4 million at September 24, 1999. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2,590.0 million at June 30, 2000 and $2,057.3 million at September 24, 1999 in the form of customer cash balances. At June 30, 2000, we had an additional $235.0 million of interest bearing indebtedness outstanding, consisting of the $200.0 million convertible subordinated notes (see "Convertible Subordinated Notes"), which bear interest at a fixed rate of interest of 5.75 percent, and $35.0 million under our revolving credit agreement, which bears interest at a floating rate (as described under "Loan Agreements"). At September 24, 1999, we had $200.0 million of other interest bearing indebtedness outstanding, consisting of the convertible subordinated notes. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances.

At June 30, 2000, we held a marketable equity security, which is recorded at fair value of $235.7 million ($144.1 million net of tax) and had exposure to market price risk. The same security was recorded at fair value of $229.3 million ($139.4 million net of tax) at September 24, 1999. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $23.6 million at June 30, 2000. Actual results may differ.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 25, 2000, we issued 267,000 shares of our Class A Common Stock to the shareholders of Ten Bagger, Inc. ("Ten Bagger"), a Nevada corporation, in connection with our acquisition of all of the issued and outstanding shares of common stock of Ten Bagger pursuant to the terms of a Stock Purchase Agreement, dated as of May 25, 2000, by and among Ameritrade Holding Corporation, Ten Bagger, and the shareholders of Ten Bagger. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. Such shares were issued to the 19 shareholders of Ten Bagger, 17 of whom were accredited investors and 2 of whom were not accredited investors but were represented by a purchaser representative as defined under Rule 501 of Regulation D.



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
(A)      EXHIBITS:
         3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to
                  Exhibit 3.6 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.2 Form of Note for the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's annual report on Form 10-K filed on December 23, 1999)

         4.3 Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.4 First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.5 Registration Rights Agreement dated August 4, 1999, between Ameritrade Holding Corporation and Goldman, Sachs & Co. and relating to the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         10.1 First Amendment to Amended and Restated Revolving Credit Agreement dated April 28, 2000

         15       Independent accountants' awareness letter

         27.1     Financial Data Schedule (EDGAR filing only)


(B)      REPORTS ON FORM 8-K:
         No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 10, 2000

                               Ameritrade Holding Corporation

                               (Registrant)





                               by: /s/ J. Joe Ricketts
                                   -------------------
                                    J. Joe Ricketts

                               Chairman and Chief Executive Officer

                               (Principal Executive Officer)



                               by: /s/ John R. MacDonald
                                   ---------------------
                                   John R. MacDonald

                                   Vice President and Chief Financial Officer

                                   (Principal Financial and Accounting Officer)