Form 10-K
period 2000-09-29
AMERITRADE HOLDING CORP
filed 2000-12-22
CIK 1027401

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-22163

                             ---------------------

                         AMERITRADE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           47-0642657
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                          Identification Number)

                            4211 SOUTH 102ND STREET
                             OMAHA, NEBRASKA 68127
              (Address of principal executive offices) (Zip Code)

                                 (402) 331-7856
              (Registrant's telephone number, including area code)

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                     TITLE OF                                      NAME OF EACH EXCHANGE
                    EACH CLASS                                      ON WHICH REGISTERED
                    ----------                                     ---------------------
                       None                                                None

          Securities registered Pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                  -----------
                    Class A Common Stock -- $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) under the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 19, 2000, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $1.4 billion computed by reference to the final sale price of the stock on December 19, 2000 on the Nasdaq stock market. All of the Class B Common Stock is held by affiliates of the registrant.

     The number of shares of Class A Common Stock outstanding as of December 19, 2000 was 160,405,218 shares. The number of shares of Class B Common Stock outstanding as of December 19, 2000 was 16,372,800 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to the Company's 2001 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERITRADE HOLDING CORPORATION

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I

Item 1.   Business....................................................      1

Item 2.   Properties..................................................     14

Item 3.   Legal Proceedings...........................................     14

Item 4.   Submission of Matters to a Vote of Security Holders.........     15

          Executive Officers of the Registrant........................     15

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     18

Item 6.   Selected Financial Data.....................................     20

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     21

          Risk Factors................................................     27

Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     31

Item 8.   Financial Statements and Supplementary Data.................     32

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     51

PART III

Item 10.  Directors and Executive Officers of the Registrant..........     51

          Section 16(a) Beneficial Ownership Reporting Compliance.....     51

Item 11.  Executive Compensation......................................     51

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     51

Item 13.  Certain Relationships and Related Transactions..............     51

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     51

          Exhibit Index...............................................     51

          Signatures..................................................     59

     UNLESS OTHERWISE INDICATED, REFERENCES TO "WE," "US" OR "COMPANY" MEAN AMERITRADE HOLDING CORPORATION ("HOLDING") AND ITS SUBSIDIARIES, AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S FISCAL YEAR ENDED THE LAST FRIDAY OF SEPTEMBER.

     Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" contained in Item 7.

                                     PART I

ITEM 1. BUSINESS

     The Company was established in 1971 and has been engaged in the discount brokerage industry since 1975. We are a leading provider of online brokerage services, and this segment of our operations represents the vast majority of our business. We also operate an Internet-based financial management services business through our OnMoney Financial Services Corporation ("OnMoney") subsidiary. OnMoney was created in 1998 and became an operating company during fiscal 2000.

  Online Brokerage Operations

     We provide technology-based brokerage services primarily to retail investors through a variety of mediums, predominantly through the Internet. Our services appeal to a broad market of self-directed retail investors, financial planners and organizations who are value conscious. We use our low-cost platform to offer brokerage services to investors at commissions that are generally lower than commissions charged by our major competitors. Our goal is to provide the best execution using the best information at the best price.

     We were one of the earliest participants in the growing online brokerage industry, pioneering online trading with the first Internet trade in 1994. Since initiating online trading, we have dramatically increased our number of brokerage accounts, average daily trading volume and total assets in customer accounts, while significantly lowering our pre-advertising operating costs per trade. We expect online brokerage activity to continue to expand, creating opportunities for us to leverage our technology, market position and cost structure for further growth and profitability.

     We operate our brokerage business through five introducing broker-dealer subsidiaries, including Ameritrade (Inc.) ("Ameritrade"), Accutrade, Inc. ("Accutrade"), AmeriVest, Inc. ("AmeriVest"), Freetrade.com, Inc. ("Freetrade"), and Ameritrade Institutional Services, Inc. ("AIS"), and one clearing broker-dealer subsidiary, Advanced Clearing, Inc. ("Advanced Clearing"). Ameritrade is our principal retail broker-dealer and acts as introducing broker for the vast majority of our retail brokerage customers. Ameritrade's target market is retail brokerage customers who are price sensitive and comfortable using the Internet as a primary means to place trades, but who expect a fairly high level of service and the availability of a number of investment tools. Accutrade is targeted to customers who desire a higher degree of personalized service and are willing to pay more to receive this service. Freetrade, which began operations in the third quarter of fiscal 2000 is targeted at experienced retail investors who are very price sensitive, are comfortable with online trading and require very little personalized service. Ameritrade, Accutrade and Freetrade enable us to target and service retail customers based primarily upon price sensitivity and level of personalized service sought. AmeriVest and AIS allow us to target retail customers who also are customers of other financial institutions or service providers. AmeriVest provides wholesale brokerage services to depository institutions, primarily smaller regional banks, savings and loans and credit unions, and their customers. AIS, which began operations in the first quarter of fiscal 2001 provides brokerage services to financial planners and investment advisers and their customers. Advanced Clearing is our clearing broker, and in this capacity it provides clearing services to Ameritrade, Accutrade, AmeriVest, Freetrade, and AIS, as well as to independent broker-dealers and other correspondents.

  OnMoney Operations

     In addition to our brokerage operations, we provide Internet-based personal financial management services through OnMoney. OnMoney operates a branded personal finance portal that provides users with tools and products to help them better manage their financial lives, including tools that allow them to aggregate their various accounts onto one statement. OnMoney officially launched its website in the first quarter of fiscal 2000, and currently represents a small portion of our overall revenues. In July 2000, we acquired Financial Passport, Inc. ("Financial Passport"), to expand the services provided through OnMoney. Financial Passport is an Internet-based provider of financial planning services and an online marketplace for a wide range of financial products and services.

  Business Strategy

     Our business strategy is to capitalize on the growth of the online brokerage industry and leverage our infrastructure to target new sources of revenue. The key elements of our strategy are as follows:

     - Focus on online brokerage services. We plan to maintain our focus on attracting self-directed investors to our online brokerage services. Approximately 95 percent of our fiscal 2000 net revenues were derived from our retail brokerage services. We believe that this focus promotes efficiencies and capitalizes on projected growth in the industry. We do not intend to expand our current businesses to include new, non-brokerage financial services for our customers. Rather, we plan to continue to establish alliances with leading companies to make non-brokerage services available to our customers. This focused strategy is designed to allow us to maintain our low operating cost structure and still offer our customers outstanding products and services.

     - Be the lowest cost provider of quality services. As the volume of online trading further expands and our online trading volume increases, we intend to continue to lower our operating costs per trade by creating economies of scale, using proprietary systems and automation and locating our operations in low-cost geographical areas. During the past two fiscal years, we have significantly reduced our pre-advertising operating expenses per trade and plan to continue to maintain our cost discipline.

     - Leverage our infrastructure to add new sources of revenue. We have built a very powerful trading engine and intend to leverage that system and add new sources of revenue by targeting product offerings to specific segments of the investor universe that may not be reached by our traditional advertising and product offerings. For instance, in fiscal year 2000, we launched our AIS subsidiary to target investment advisors and Ameritrade@Work to target potential customers in the business-to-employer arena.

     - Maintain a leadership position in technology. We strive to continually enhance our systems to provide timely and reliable service to our customers. In fiscal 1999 and 2000, we made a substantial investment in technology and infrastructure to increase the speed, reliability and scalability of our systems. As a result of these investments, our systems are faster and more efficient than many of our competitors. For instance, in November 2000, Ameritrade was recognized by Keynote.com, an independent provider of Internet performance measurement, diagnostic and consulting services to companies that operate e-commerce websites, as having the fastest loading home page on the Internet for a record 32 consecutive weeks (since March 19, 2000). During fiscal 2000, Keynote.com also rated Ameritrade as having the best online execution and Technology Investor magazine recognized us as having the best online execution. Our systems currently are able to handle several times our peak volume days, and we can very quickly and easily add system capacity when needed.

     - Continue to offer innovative technologies and service enhancements to our customers. We are striving to provide our customers with the best trading experience available. Having significantly upgraded the speed, reliability and scalability of our systems, we are now in a position to focus on increasing the breadth and quality of our product features set to enhance our customer's overall experience. Product and service enhancements introduced since the beginning of fiscal 2000 have included wireless trading, enhancements to our Interactive Voice Response ("IVR") system to improve customer service, and other value-added services such as research and alerts. We spend significant resources studying our customer's experiences with us in order to improve our products and services. For instance, some of the enhancements recently launched or currently planned for fiscal 2001 include real-time account updates, online statements, electronic trade confirmations and express account openings. During fiscal 2000, Ameritrade was recognized for its dedication to customer service. Ameritrade received the highest overall rating (5 stars) in Money magazine's "The Best Online Brokers of 2000" and the highest rating by Forrester Research for both usability and customer service.

     - Establish Ameritrade as the dominant brand in online trading. We intend to establish Ameritrade as the dominant brand in the online brokerage market. We plan to achieve this goal by providing a compelling value proposition in order to attract and retain customers. We also plan to aggressively promote the Ameritrade brand name. Since October 1997, we have invested over $290 million in advertising and brand-building programs and plan to continue the aggressive marketing program in the future. We also plan to pursue opportunities to strengthen our brand positioning and increase our customer base through strategic alliances and acquisitions.

     - Expand our access to international customers. We plan to increase our customer base by selectively forming strategic alliances with international financial services leaders. During fiscal 1999, we formed an alliance with Deutsche Bank in Germany, which provides its Bank-24 customers the ability to trade on the United States markets through Advanced Clearing. We have recently announced an alliance with SK Securities in South Korea that would provide similar access for SK Securities' Korean customers. We intend to continue to grow this segment of our business by carefully evaluating alliances.

     - Leverage our investment in OnMoney. We intend to grow OnMoney by capitalizing on the increasing acceptance of the Internet as a tool for individuals to manage their financial lives. We plan on targeting new end users of OnMoney's financial planning and account aggregation services through three channels: the business-to-consumer channel; the business-to-business channel; and the business-to-employer channel. We also intend to leverage our investment in OnMoney by offering OnMoney's financial planning and account aggregation services to our brokerage customers with the goal of increasing their overall customer experience and the value we provide them.

  Online Brokerage Industry Overview

     The online brokerage industry in which we compete has grown rapidly in the past few years. A number of factors have contributed to this growth, including:

     - strength and recent growth of the United States equity markets;

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

     - the appeal of online trading to investors based on lower prices, greater range of investment alternatives and greater control over investment decisions; and

     - the growth in financial assets held by individual investors.

  Ameritrade

     Ameritrade is a leading provider of low-cost, high-value brokerage services to the rapidly expanding population of self-directed investors in the United States and abroad. Ameritrade was formed in 1997 through the consolidation of the accounts of Ceres Securities, Inc., K. Aufhauser & Company, Inc. and the eBroker division of All American Brokers, Inc. In October 1997, we launched an aggressive advertising program to introduce our revolutionary "8 bucks a trade" campaign and began emphasizing our Ameritrade brand as a major player in the low commission segment of the online brokerage market. The campaign succeeded in building brand awareness. From October 1997 through the end of fiscal 2000, we opened 1.2 million new accounts, added a net $28.7 billion to assets in customer accounts and increased the average number of trades per day from less than 10,000 to over 100,000. We intend to continue the substantial advertising and marketing program to establish Ameritrade as the dominant brand in online trading. We currently have budgeted approximately $200 million for advertising in fiscal 2001.

  AMERITRADE'S PRODUCTS AND SERVICES

     Ameritrade is focused on being the best provider of online brokerage services. The products and services we offer reflect this goal. Our products include:

     - Common and preferred stock. Customers can purchase common and preferred stocks and American depository receipts traded on any United States exchange or quotation system. Fees for equity trades placed over the Internet or wireless device begin at $8 per trade regardless of the number of shares bought or sold. Additional value-added services, such as limit orders, are offered at higher rates. Customers can also place equity trades through the IVR system and over the phone with registered representatives. Fees for IVR and broker-assisted trades begin at $12 and $18, respectively, regardless of the number of shares bought or sold.

     - Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our Internet site. To help navigate the complex landscape of option trading, we provide, at no cost, the proprietary educational tool, Darwin(TM): Survival of the Fittest ("Darwin"), which is designed to help our customers become comfortable with the options market. Commissions on Internet option market trades are $8 plus $1.75 per contract. Customers can also place option trades through the IVR system and over the phone with registered representatives. Fees for IVR and broker-assisted trades begin at $12 plus $1.75 per contract and $18 plus $1.75 per contract, respectively.

     - Mutual funds. Customers can compare and select from a portfolio of over 9,000 mutual funds. Mutual fund orders can be placed over the Internet, using our IVR system or by calling one of our brokers. Customers can also easily exchange funds within the same family. Customers pay no commission when buying a load fund. Fees for selling load funds and trading no-load funds are $18 per trade.

     - Treasury, corporate and municipal bonds. We offer our customers access to a variety of treasury, corporate, government and municipal bonds as well as collateralized mortgage obligations via our telephone brokers. Bond trades begin at $40 per trade and Treasuries are a flat fee of $25.

     Other services available to our customers include:

     - Free personalized news, alerts and market-related data via e-mail-enabled mobile telephone, Personal Digital Assistant, pager and e-mail;

     - Extended hours trading;

     - Access to initial public offerings through our affiliation with Epoch Partners, Inc.;

     - Financial calculators to assist customers in planning for the future;

     - Electronic trade confirmations and monthly statements;

     - The ability to access accounts via wireless web phones and Palm(TM)organizers with multiple wireless service providers;

     - A broad range of third party research reports and investment news tailored to meet customer's specifications provided by Business Wire(TM), Reuters(R), PR Newswire(R), Market Guide, Briefing.com, CBS MarketWatch, Morningstar.com, The Motley Fool and Zacks Investment Research, among others;

     - Free real-time stock quotes, customizable quote lists, customizable charts using BigCharts(R) and daily market summaries;

     - Trade entry screens on our website that allow our customers to select the level of complexity that they desire in placing their trade orders;

     - Educational programs to assist our customers such as Darwin, Ameritrade Investors Cup and the Ameritrade Education Center. Darwin is an options trading simulator that includes a comprehensive option tutorial designed to allow investors to learn basic and advanced option trading strategies, to trade fictional equities and options, to formulate investment strategies, to track performance and to compete against other players; Ameritrade Investors Cup is an online game that allows registered users to "try before they buy" by building fantasy portfolios trading stocks or options listed on all the major exchanges with the goal of earning the highest return by the game's end date; and

     - Friendly and knowledgeable customer service and technical support representatives available by phone or Internet 24 hours a day, seven days a week.

We intend to continue to expand our products and services to meet customer demand and to provide the best value in the industry.

  AMERITRADE'S CUSTOMERS

     Our customers are primarily self-directed investors, many of whom use the Internet to manage their personal finances. Customer accounts primarily include cash accounts, margin accounts and retirement accounts and generally require a minimum investment of $2,000, although we have periodically offered a special $500 minimum investment level. Our customers range in experience from first-time investors to sophisticated traders. Our initial customer base was comprised of individuals who tended to be experienced, active investors seeking more control over their portfolios while reducing their transaction costs. Since then, our many technology infrastructure enhancements and broadening brokerage product and service offerings have proven to be attractive to both sophisticated and new investors. As Internet penetration rates continue to climb and self-directed investment increases, we expect to attract significantly more of these customers. As the trend of companies allowing their employees to self-direct retirement plan assets continues to grow, we expect to attract a significant number of those customers.

  AMERITRADE'S DISTRIBUTION METHODS

     We provide our customers with an array of mediums with which to access our products and services. These mediums include:

     - Internet. Customers are attracted to the ease, convenience and value of stock trading via the Internet. For the quarter ended September 29, 2000, over 90 percent of our customer transactions were executed through the Internet, located at www.ameritrade.com. Commissions on Internet equity market orders are $8 per transaction.

     - Wireless. In November 1999, Ameritrade became the first brokerage to enable investors to have anytime, anywhere access capabilities to its website online via wireless telephone. Ameritrade customers can now access their accounts, obtain real-time quotes, place trades and receive stock alerts via the Internet using The Sprint PCS Wireless Web and a new generation of digital phones or Palm VII(TM) and Palm V(TM) Organizers. Commissions on Wireless Web equity market orders are $8 per transaction.

     - Interactive Voice Response (IVR). Users may transact their trades, retrieve real-time quotes and get account information through an automated, toll-free telephone system that utilizes voice recognition capability. Many customers rely on this medium for trading while away from their computers. Commissions on IVR equity market orders are $12 per transaction.

     - Registered representatives. Customers may gain assistance and make trades through registered representatives at a toll-free telephone number. Commissions on broker-assisted equity market orders are $18 per transaction.

There is an additional $5 fee for executed limit orders through all channels.

  Accutrade

     Accutrade provides value-added brokerage services to investors who desire a higher degree of personalized customer service than Ameritrade provides. Accutrade permits customers to access its services through the Internet, automated touch-tone telephone and facsimile, and through registered representatives. Accutrade customers can trade in common and preferred stocks, mutual funds, options, corporate and municipal bonds, treasury obligations, foreign securities and certificates of deposit. Accutrade also offers a wide range of third-party research services to assist its customers in meeting their investment objectives. Accutrade pioneered trading by touch-tone telephone in 1988.

     Accutrade introduced a software package known as Accutrade for Windows in March 1996 to provide investors with an online investing system and the ability to manage their financial assets. Customers using Accutrade for Windows may place orders for stocks, mutual funds and options. Customers also can review their balances, positions, transaction histories and order statuses and obtain quotes. One of the advanced features of Accutrade for Windows is the ability to make program investments. This feature permits customers to create conditions under which orders will be placed and then to have their personal computer monitor the market to automatically place the order. Customers can also design baskets of stocks to track and trade. In October 1997, Accutrade for Windows was named a finalist by PC Computing magazine in its annual Most Valuable Product competition.

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

  Advanced Clearing

     Advanced Clearing provides clearing and execution services to a number of correspondent firms, including affiliated broker-dealers such as Ameritrade and Accutrade and independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. The clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. Advanced Clearing's correspondents, as introducing brokers, are responsible for all customer contact, including opening customer accounts, responding to customer inquiries and placing customer orders with the clearing broker. As a clearing broker, Advanced Clearing provides the following back office functions:

     - maintaining customer accounts;

     - extending credit in a margin account to the customer;

     - settling security transactions with clearing houses such as the Depository Trust Clearing Corporation and the Options Clearing Corporation;

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

     Advanced Clearing makes margin loans to customers collateralized by customer securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System ("Federal Reserve"), the margin requirements of the National Association of Securities Dealers ("NASD") and our own internal policies, which in many cases are more stringent than the Federal Reserve and NASD requirements. By permitting customers to purchase on margin, we take the risk that a market decline could reduce the value of the collateral securing our loan to an amount that is less than the customers' indebtedness to us. Under applicable securities laws and regulations, in the event of a decline in the market value of the securities in a margin account, we are obligated to require the customer to deposit additional securities or cash to the account so that at all times the customer's net equity in the account is at least equal to 25 percent of the value of the securities in the account. Our current internal requirement, however, is that the customer's net equity not be allowed to fall below 30 percent of the value of the securities in the account. If it does fall below 30 percent, we require the customer to increase the account's net equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as we deem necessary for certain accounts, groups of accounts, securities, or groups of securities.

  Freetrade

     During the third quarter of fiscal 2000, we launched Freetrade aimed at a niche market of individuals who are already familiar and experienced with using online brokerages. Customers of Freetrade are generally charged no fees for market orders. Other types of trades are charged low fees. In exchange for no fees for trades, customers have limited services. Freetrade has eliminated every operating cost not necessary for executing stock trades, such as marketing and customer service employees. Freetrade earns revenues from traditional interest income and payment for order flow, and, in the future, may also earn revenues from advertising placed on our website and payment for market information flow.

  AmeriVest

     AmeriVest is a wholesale provider of brokerage services to depository institutions, including banks, savings and loans and credit unions. AmeriVest provides these institutions with a means of providing brokerage services to their retail customers without the need for the institutions themselves to register as broker-dealers to provide these services.

  AIS

     In the first quarter of fiscal 2001, we launched AIS to provide brokerage services to financial planners and advisors. AIS allows its customers to conduct either single account transactions or block trades and interfaces with most major professional planner software tools. AIS also offers its customers free Windows(R)-based account management software.

  BigEasy Investor

     We also provide a number of decision support tools to investors through our separate subsidiary, Ten Bagger, Inc., which operates the BigEasy Investor website ("BigEasy Investor"). BigEasy Investor, which we acquired in May 2000, provides an investor with stock sorting and analysis tools, principally based upon technical analysis, and an easy way to access general stock market information and information on specific stocks of interest to investors.

  OnMoney

     OnMoney, which officially launched its website in the first quarter of fiscal 2000, provides web-based financial tools and products to help users better manage their financial lives. OnMoney had over 500,000 registered users as of September 29, 2000 and had revenues of $0.6 million for fiscal 2000. OnMoney targets end-users of its services through three principal channels: the business-to-consumer channel; the business-to-business channel; and the business-to-employee channel.

     The business-to-consumer channel involves targeting end-users through the OnMoney.com website and co-branded alliances. These sites offer individual users a personal finance environment featuring a wide variety of products and services including account consolidation, money management tools, bill payment, financial planning tools, a marketplace featuring a broad range of products and services including mortgages, loans and insurance and educational materials. Generally, OnMoney receives revenues through this channel from advertisers on the OnMoney website and from referral fees received when a user accesses a third party's services through the OnMoney website.

     The business-to-business channel involves partnering arrangements between OnMoney and third party service providers in which OnMoney provides its products and services through an ASP model powered by OnMoney. In this case the partner can choose the entire suite of features offered by OnMoney or a combination of toolsets dependent upon its need. OnMoney drives revenue in this area through up-front set-up fees, customization fees, per user click charges and advertising and e-commerce revenue sharing.

     The business-to-employer channel involves OnMoney offering its web-based financial services to employers who then provide the OnMoney services as a benefit to their employee base. Generally, this is achieved through a customized website that offers the specific services desired by the employer. OnMoney derives revenue in the employer space as it does in the business-to-business space.

     Generally, OnMoney attempts to provide its users with the tools they need to make managing their money less frustrating, the information they want to make more informed decisions about their personal finances and the means to easily access a broad selection of well known, branded personal finance products and services such as mortgages, loans, insurance products, and financial planning tools. OnMoney also provides information to educate the consumer on how to select and purchase financial products and services, and through its planning and shopping centers, it makes it easy for them to find and select the products best suited to their needs. Products and services offered by or through OnMoney include the following:

     - Consolidation and management of financial accounts. We enable our customers to see and manage their financial accounts all in one place. With minimal time and effort to setup, our customers can easily access their aggregate financial information on a daily basis. This eliminates their need to log onto multiple websites or to sift through multiple paper statements. This consolidation also provides the starting position for consumers to review the status of their accounts before making financial decisions or transactions. Our customers' consolidated financial information is automatically updated daily. Further, the user can set up personal financial management ledgers with associated tools allowing the user to automatically track their day-to-day transactions and to run analytical scenarios against their data. These ledgers and tools exist for transaction accounts, credit cards and investment portfolios. Customers can also have their bills presented and paid online.

     - Financial planning. We provide personalized financial planning tailored to each customer's personal goals and financial data. Our customers have access to powerful tools to assist in planning for their retirement, college tuition needs and life insurance. Our retirement planner offers suggestions regarding how to modify the user's strategy in order to reach retirement goals. In addition, our customers can plan and file their taxes online.

     - E-commerce transactions. We offer a variety of financial products from mortgages to insurance that are available from multiple third-party providers. Our customers are able to choose from multiple vendors for a single product. We believe that the large selection of financial products available to our customers creates a single destination where a consumer can shop for virtually any financial product based upon their specific needs and preferences.

     - Information and education. We also have a large selection of information, news and research. We provide multiple financial guides that teach customers about financial products or services. OnMoney has partnered with many of the leading authors and editors in the financial services space and provides proprietary content from individuals such as Ric Edelman, Martin Mayer and Jordan Goodman.

  Advertising and Marketing Alliances

     We intend to increase our market share through an aggressive advertising program primarily consisting of online advertising, television, print, direct mail and our own websites. In October 1997, we launched a national marketing campaign to promote the Ameritrade brand name and our new $8 price point. Since that date, we have invested over $290 million in advertising programs designed to bring greater brand recognition to our services. During this three-year period, our brokerage accounts have increased at a compound annual growth rate of over 130 percent from approximately 98,000 accounts at September 26, 1997 to approximately 1,233,000 accounts at September 29, 2000. As a result of this success, we intend to continue to spend heavily on advertising during fiscal 2001 and currently have budgeted approximately $200 million for advertising and marketing in fiscal 2001. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

     Our marketing program focuses on advertising our online brokerage services as a fast and reliable way of executing transactions, building awareness of our brand and selling the full range of our services. Our target market includes individual investors who want to manage some or all of their funds directly in a cost-effective manner. We believe that this represents a very broad and growing segment of the United States population.

     Online advertising is conducted through many Internet websites, including through relationships with America Online, Yahoo! and other providers of popular websites. Our 18-month contract with America Online, which expires in December 2001, unless renewed, makes us one of the prominent brokerage firms targeting America Online's customer base. We advertise regularly on CNBC and other major television networks. We also place print advertisements in a broad range of business publications, including The Wall Street Journal, Barron's and Investor's Business Daily, and use direct mail advertising.

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

     At our websites, prospective customers are able to obtain detailed information on our services, use an interactive demonstration system, request additional information and complete an online account application.

     We also pursue public relations opportunities to build brand awareness. For example, a number of our executives have made appearances on CNN, CNBC and various other television networks and have been profiled in Business Week, The Wall Street Journal, and Kiplinger's. Additionally, we participate on a regular basis at industry conferences and events.

     In addition to advertising, we are aggressively pursuing new customers by forming marketing alliances with major companies and other players in the e-commerce space. Our strategy is to partner with other best-of-breed companies rather than build new lines of business. During fiscal 2000, we entered into alliances with Sprint, MBNA America Bank, N.A. and NetBank as well as a number of smaller companies in the financial services and e-commerce business sectors.

     We also spent approximately $48.7 million during fiscal 2000 on advertising to build brand recognition for OnMoney. As a result of this investment, we do not foresee a need for significant advertising of OnMoney's services during fiscal 2001. Instead, we expect OnMoney's focus to be on partnering with other e-commerce companies and service providers.

     All of our brokerage-related communications with the public are regulated by the NASD.

  Technology and Information Systems

     Technology is the core of our business and is critical to our goal of providing the best execution at the best value to our customers. Both our brokerage operations and our OnMoney operations require reliable, scalable systems that can handle complex financial transactions for our customers with speed and accuracy. We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component to our success.

     We combine our sophisticated systems with premier technology personnel. In early 1999, we hired key executives with extensive technology backgrounds to strengthen our technology capabilities. Our internal staff of programmers, developers and operators provides critical support to our technology platform. In addition, our quality control analysts, website developers, technical writers and design specialists help ensure that our systems are easy to use, dependable and reflect the most current enhancements and features. We currently employ approximately 360 employees in our technology department. From time to time, we supplement our internal staff with consultants and contract programmers to strengthen our capabilities in specialized technology disciplines.

     We continue to make significant investments in technology and information systems. Since March 1999, we have spent a significant amount of our resources to increase capacity and improve reliability. In that time, we have significantly increased our daily trade and Web capacity and our back office systems capacity. During fiscal 2001, we will begin operating a second data center in Kansas City, Missouri that will be a duplicate of our primary data center. We expect to be able to run our business from this second site, should our primary site fail, with no service interruption. To provide for system continuity during potential power outages, we also have equipped all of our computer facilities with uninterruptible power supply units, as well as back-up generators.

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

  FRONT-END APPLICATIONS

     Each customer interacts with our technology through various delivery channels, with the primary channel being the Internet. We are continuously improving the speed and capacity of our website to ensure reliability as we continue to grow. We believe that the Internet component of our technology and information system has been a key contributor to our growth to date, and will remain an important aspect of our growth in the future.

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

  MIDDLEWARE

     Our middleware is the technology that transfers and processes information between the customer and the trading system. The middleware unifies the front-end applications and multiple interfaces, supports different computer languages, hardware platforms and protocols, and establishes the interface between our back office system and the customers who execute transactions. We are investing extensively in the development of our middleware to increase the speed and reliability to communicate with our customers. We have successfully implemented BEA Tuxedo, a high-end middleware package. Tuxedo, coupled with our proprietary trading applications, allows us to handle hundreds of thousands of transactions and execute them quickly and accurately.

  BACK OFFICE SYSTEM

     Our proprietary back office systems include customer service workstations, order entry systems, transaction summaries, data feeds for compliance and risk management, execution reports, margin calculations, reconciliation of accounts and trade confirmations. These systems, which run in a batch environment, contain our customer profile database functions and provide other support to Advanced Clearing.

  Customer Service

     We strive to optimize the level of customer service provided to our clients by:

     - expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of customers' securities trading and related activities;

     - ensuring prompt response to customer service calls through adequate staffing with properly trained and motivated personnel in our customer service departments, many of whom have a Series 7 license; and

     - tailoring customer service to the particular expectations of the clients of each of our brokerage businesses.

  ACCESS TO CUSTOMER SERVICE

     We provide customer service support through a variety of access points, including websites, e-mail, electronic bulletin boards and customer service representatives.

     - Websites. Websites provide basic information on how to use our services and an in-depth education center that includes a guide to online investing and an encyclopedia of finance.

     - E-mail. Customers are encouraged to use e-mail to contact our customer service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail for such matters; however, we strive to respond within 60 minutes of the original message.

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

  SERVICE AND TRAINING STANDARDS

     Many of our customers' inquiries require handling by customer service representatives. We provide our customers access to customer service representatives via toll-free numbers 24 hours per day. We strive to provide the best customer service in the industry as measured by (1) speed of response time on telephone calls, (2) turnaround time on resolving customer inquiries and (3) customer satisfaction with the account relationship. We develop hiring plans that reflect growth projections to ensure that adequate personnel are hired and trained in advance of customer needs. As of September 29, 2000, we employed over 800 full-time equivalent employees assigned to handle customer service calls in our brokerage businesses. We have customer service operations centers in Fort Worth, Texas and Omaha, Nebraska.

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

  Competition

  ONLINE BROKERAGE COMPETITION

     We believe that the principal determinants of success in the online brokerage market are brand recognition, size of customer base, customer trading activity, technology infrastructure and access to financial resources. We also believe that the principal factors considered by customers in choosing a broker are price, customer service, quality of trade execution, delivery platform capabilities, convenience and ease of use, breadth of services and innovation. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.

     The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive. We have seen a dramatic increase in competition during the past three years and expect this competitive environment to continue in the future. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., TD Waterhouse Securities, Inc., E*TRADE Securities, Inc., DLJdirect, a Credit Suisse First Boston company, and Datek Online Brokerage Services LLC. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide or have announced that they intend to provide online brokerage services.

  ONMONEY COMPETITION

     We believe that the primary competitive factors in the online financial services market are: pricing and breadth of product offering; time of market entry; brand awareness; ease of use and convenience; speed to market; pricing and breadth of product offering; variety, quantity and quality of partners and online relationships; proprietary and scalable technology infrastructure; ease of use and convenience; and strength of relationships and depth of technology integration with users.

     The market for web-based financial services is rapidly evolving. Competition for users, advertisers and content providers is intense and is expected to increase significantly in the future. OnMoney faces competition from companies that offer single services and products and also from companies that offer multiple services and products. OnMoney's primary multi-product and service competitors are Quicken.com, Microsoft Money and the online services components of major financial institutions such as Citibank Online, the online division of Citibank, Inc. Portals such as Yahoo! and Alta Vista, which have dedicated finance channels, also may provide similar services and products. More focused product providers, such as E-LOAN, Insweb and Mortgage.com, also compete to provide some similar financial products to consumers. Some of these competitors are also participants in OnMoney's financial malls.

  Investments

     Our investments consist primarily of approximately 7.9 million unregistered shares of Knight Trading Group, Inc. ("Knight"), which represents approximately six percent of Knight's outstanding stock. Knight is a publicly held company that is the largest wholesale market maker in U.S. equity securities. Knight is the successor company to Roundtable Partners L.L.C., in which we had a minority interest. Knight became a public company in 1998 and trades on The Nasdaq National Market under the symbol "NITE." J. Joe Ricketts, our Chairman and Chief Executive Officer, and Gene L. Finn, one of our directors, are on the Board of Directors of Knight. We derive significant revenues from Knight in exchange for routing trade orders to them for execution. Revenues from Knight related to such transactions totaled $26.7 million, $8.2 million and $9.4 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. These amounts are included in Commissions and Clearing Fees.

     We also own approximately 10 percent of the preferred stock of Epoch Partners, Inc. ("Epoch"), a privately-held investment bank that acts as an underwriter on initial public offerings and secondary offerings of securities, with its focus being on distributing these shares to retail, online investors. In connection with this investment, Ameritrade entered into a distribution agreement with Epoch to allow Ameritrade and its customers to participate in such distributions.

     We also have investments in The Nasdaq Stock Market, Inc., Comprehensive Software Systems, Inc. ("CSS"), a software development firm for the brokerage industry, and Adirondack Trading Partners L.L.C., a development stage company formed to trade listed equity and index options.

  Acquisitions

     On May 25, 2000, we acquired Ten Bagger, the corporation that developed the stock analysis tool, the BigEasy Investor(TM). We plan to offer the BigEasy Investor product to our customers during fiscal 2001.

     On July 21, 2000, we acquired Financial Passport. The acquisition of Financial Passport, which is an Internet-based provider of financial planning services and an online marketplace for a wide range of financial products and services, will allow the Company's OnMoney subsidiary to expand the range of products and services that it offers its customers.

  Regulation

     The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission ("SEC") and to be members of the NASD. As such, we are subject to the requirements under the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of the NASD. Such regulations establish, among other things, regulations establish, among other things, minimum net capital requirements for our operating subsidiaries. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

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

  Intellectual Property Rights

     Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade identity and customer base. We rely on numerous modes of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law and have utilized the various methods available to us, including registrations with the Patent and Trademark office for various properties, as well as entry into written licenses and other technology agreements with third parties. The source and object code for our proprietary software is also protected using various applicable modes of intellectual property protection. In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our associates, independent contractors and business partners, and to generally control access to and distribution of our intellectual property.

  Associates

     As of September 29, 2000, we employed 2,573 full-time equivalent employees, of which approximately 600 were registered representatives. The number of employees has grown from 2,379 full-time equivalent employees as of the end of fiscal 1999. None of our employees is covered under a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in Omaha, Nebraska, and occupies approximately 74,000 square feet of leased space. The existing lease expires in April 2019. Also in Omaha, we lease 132,000 square feet for the operations center for Ameritrade as well as seven other locations totaling over 150,000 square feet. The leases on these Omaha locations expire from November 2001 through June 2008. We also lease approximately 140,000 square feet for a second operations center in Ft. Worth, Texas. The Ft. Worth lease expires in January 2015. We lease approximately 29,000 square feet in White Plains, New York with a lease that expires in August 2005; 62,000 square feet in Baltimore, Maryland with a lease that expires in June 2010; 6,400 square feet in Orem, Utah with a lease that expires in August 2003; 13,000 square feet in Vienna, Virginia with a lease that expires in January 2005; and 600 square feet in Chicago, Illinois with a lease that expires in August 2003. We have also purchased an 87,000 square foot facility in Kansas City, Missouri that serves as a backup data center. All of our facilities are used in our brokerage operations except the White Plains, New York and Vienna, Virginia facilities, which are used by OnMoney. We believe that our facilities are suitable and adequate to meet our needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

  Executive Officers of the Registrant

     The Company's executive officers are as follows:

NAME                   AGE                            POSITION
----                   ---                            --------
J. Joe Ricketts......  59    Chairman, Founder and Chief Executive Officer
John R. MacDonald....  45    Vice President and Chief Financial Officer
J. Peter Ricketts....  36    Senior Vice President, Strategy and Business Development
                             and
                             Vice Chairman
James M. Ditmore.....  40    Chief Information Officer
Jack R. McDonnell....  47    President, Ameritrade (Inc.)
Kurt D. Halvorson....  38    President, Advanced Clearing, Inc.
Vincent Passione.....  39    Chief Executive Officer, OnMoney Financial Services
                             Corporation
Michael J. Head......  42    Vice President, Corporate Audit and Assistant Corporate
                             Secretary
Anne L. Nelson.......  47    Vice President, Marketing and Product Development,
                             Ameritrade (Inc.)

     J. Joe Ricketts is currently a Director, Chairman and Chief Executive Officer of Ameritrade Holding Corporation. He has held each of these positions since 1981, except for the period from March 1999 to May 2000, during which he was Co-Chief Executive Officer, and the period from May 2000 to August 2000, during which he did not hold the position of Chief Executive Officer. In 1975 Mr. Ricketts became associated with Ameritrade Holding Corporation and served as a Director, officer and stockholder. By 1981, Mr. Ricketts acquired majority control of the Company. Prior to 1975, Mr. Ricketts was a registered representative with a national brokerage firm, an investment advisor with Ricketts & Co. and a branch manager with The Dun & Bradstreet Corporation, a financial information firm. Mr. Ricketts is a Director of Securities Industry Association (SIA), Knight Trading Group, Inc. and Net.B@nk, Inc. Mr. Ricketts served as a member of the District Committee for District 4 of the NASD from 1996 to 1999. Mr. Ricketts is a member of the Board of Trustees for Father Flanagan's Girls and Boys Town and serves on the Board of Directors of the American Enterprise Institute and Creighton University. Mr. Ricketts received his B.A. in economics from Creighton University.

     John R. (Randy) MacDonald has served as Chief Financial Officer of Ameritrade Holding Corporation since March 2000. Mr. MacDonald is responsible for all financial operations of the Company, investor relations and Company-wide fiscal management. Prior to joining the Company in March 2000, Mr. MacDonald served in a similar capacity with Investment Technology Group, Inc. ("ITG"), based in New York City. As Chief Financial Officer of ITG, he was responsible for a wide range of activities for the company, including the planning and management of several complex financial transactions such as a corporate spin-off and an initial public offering. He was the executive in charge of administration, accounting operations, corporate capital management, tax compliance, risk management, investor relations, and the design and implementation of improved compensation and benefit plans. Previously, Mr. MacDonald worked with Salomon Brothers in New York where he served as Vice President and Group Manager responsible for the development and creation of a consulting group for integrated financial instrument engineering and for providing their clients with practical accounting solutions. While at Salomon Brothers, he also re-engineered their internal reporting and budgeting systems. Earlier, he was employed with Deloitte & Touche as Audit Senior Manager specializing in commercial banking, joint ventures in real estate, and financial services. Mr. MacDonald began his career at Ernst & Young, performing financial audits with a concentration in international operations. He holds a B.S. in accounting from Boston College, and is a member of the American Institute of Certified Public Accountants as well as other professional organizations.

     J. Peter Ricketts has served as Senior Vice President, Strategy and Business Development for Ameritrade Holding Corporation since July 2000. Prior to this position he was Senior Vice President of Marketing and Sales for Ameritrade (Inc.) from August 1999 to April 2000 and Senior Vice President of Product Development from April 2000 to July 2000. He has served as a director since October 1999. Mr. Ricketts was the Secretary of the Company from November 1996 to October 1999. Mr. Ricketts was the General Manager of Accutrade from October 1997 to August 1999. From August 1996 to October 1997, Mr. Ricketts served as Director of Corporate Development for the Company. From April 1995 to August 1996, Mr. Ricketts served as Project Director for Accutrade. From January 1995 to March 1995, Mr. Ricketts served as Vice President of Ceres Securities, Inc., a predecessor to Ameritrade (Inc.), and from May 1994 to January 1995 as President of Ceres. Mr. Ricketts was a customer service representative for Accutrade from December 1993 to May 1994. Mr. Ricketts worked as Manager, Business Development, for Woodward Clyde Consultants, an environmental consulting firm, from October 1992 to September 1993. Mr. Ricketts holds a B.A. in biology and an M.B.A. from the University of Chicago. J. Peter Ricketts is the son of J. Joe Ricketts.

     James M. Ditmore has served as Chief Information Officer for Ameritrade Holding Corporation since March 1999. Mr. Ditmore is responsible for all information technology operations for the Company's brokerage business. Prior to joining the Company, Mr. Ditmore served as Vice President of Applications Development for Bell Atlantic. While there, he was in charge of wholesale systems, a key part of Bell Atlantic's thrust to enter the long-distance market. Before Bell Atlantic, Mr. Ditmore served as Chief Technology Officer of TenFold Insurance Systems Group, where he was responsible for customer project delivery and insurance product development and delivery. Previously, Mr. Ditmore served as Vice President of Enterprise Technology and Architecture for USF&G Corporation, where he was part of the team responsible for transforming the financially troubled Baltimore-based property and casualty insurer into a modern, successful company. Earlier, Mr. Ditmore was employed as Director, Technology Planning at MCI. For MCI, Mr. Ditmore served as the Senior Technology Architect, where he contributed to defining and implementing the computing architecture, re-engineering operations processes, and identifying and implementing advanced technology opportunities. Mr. Ditmore has a B.S. in math and science from the College of William & Mary.

     Jack R. McDonnell has served as President of Ameritrade since March 1999. Before joining Ameritrade, Mr. McDonnell served in a variety of positions with First Data Corporation, the largest credit card processing company in the United States. Most recently, he was Managing Director of Client Development, Card Services Group, where he was responsible for all domestic bankcard and private label client relationships. From 1989 to 1995 Mr. McDonnell was Executive Vice President and Chief Operating Officer of FirsTier Financial, Inc. of Omaha, a regional banking firm. Mr. McDonnell is also involved in diverse professional and civic organizations. He currently serves as Chairman of Children's Memorial Hospital and is a member of the board of directors for Junior Achievement of the Midlands; Mid-America Council of Boy Scouts; the Joslyn Art Museum; and the Kiewit Institute of Information, Science, Technology and Engineering. Mr. McDonnell is a Certified Public Accountant and has a B.A. in accounting from St. Ambrose University.

     Kurt D. Halvorson has been with the Company since 1987 and President of Advanced Clearing since 1997. Mr. Halvorson oversees all aspects of clearing services for broker-dealers, including operations, finance, compliance and correspondent services, serving correspondents in the online, discount, full service, investment advisory and banking industries. Prior to becoming President of Advanced Clearing, he served as Vice President and General Manager of Advanced Clearing and Vice President and Controller of Advanced Clearing. Before joining the Company, Mr. Halvorson was a Certified Public Accountant for Deloitte, Haskins & Sells (now Deloitte & Touche) in Omaha, Nebraska from 1984 to 1987. Mr. Halvorson currently serves on the Securities Industry Association Membership Committee and the United Way Young Leaders Society. He is a past member of the Securities Industry Association Firm and Industry Analysis Committee (FIAC). Mr. Halvorson obtained his B.S.B.A. from the University of Nebraska in 1983 and is a Certified Public Accountant. In March 2000 he graduated from the Securities Industry Institute from the Wharton School at the University of Pennsylvania.

     Vincent Passione has served as Chief Executive Officer of OnMoney since August 1999. He is responsible for all aspects of OnMoney's operations, which include the development of the company's business strategy and corporate development. Previously, Mr. Passione spent six years at Citigroup managing its U.S. Technology organization. His last assignment was as the Chief Operation Officer for Citi f/i (now Citibank Online) where he developed and implemented the strategy, delivery capability and infrastructure for this nationwide Internet bank. Prior to joining Citi f/i, Mr. Passione served as Chief Technology Officer for Citigroup's U.S. Consumer Bank. He led a staff of over 500 technologists responsible for the design, development and maintenance of the entire U.S. technology base. During his tenure Mr. Passione also spearheaded several major efforts, including the conversion of the U.S. Consumer Bank to a single technology platform, the implementation of one of the banking industry's largest customer relationship management systems, and the establishment of the bank's first Y2K remediation factory, which became the model for the rest of Citicorp's technology organizations. Mr. Passione has a B.S. in computer science from New York Polytechnic Institute.

     Michael J. Head has served as Vice President of Corporate Audit of Ameritrade Holding Corporation since September 1999 and as Assistant Corporate Secretary of the Company since October 1999. Prior to joining the Company, Mr. Head was Director of Internal Audit Services at PricewaterhouseCoopers L.L.P. from September 1997 to August 1999. From 1996 to 1997, Mr. Head served as Corporate Auditing Vice President for The Guarantee Life Companies in Omaha. From 1991 to 1996, Mr. Head served as Vice President and Manager of Audit Operations at FirsTier Financial Inc. He also served as a Senior Audit Manager at KPMG Peat Marwick in Omaha from 1990 to 1991. Mr. Head is a Certified Public Accountant. He received his B.S. in business administration with an emphasis in accounting from the University of Missouri-Columbia. Mr. Head is a member of the American Institute of Certified Public Accountants and the Institute of Internal Auditors.

     Anne Nelson has served as Vice President of Marketing and Product Development of Ameritrade since November 1999. Mrs. Nelson oversees a $200 million advertising campaign including print, broadcast, direct mail and E-marketing. She also is responsible for the development of new products and services to enhance the Ameritrade customer experience. Mrs. Nelson has an extensive marketing background in financial services, including brand management, product development, database management and customer marketing. Previously, she served for six years as the Executive Vice President of Marketing for HSBC Bank USA, where she headed retail, corporate and investment marketing for the United States. During her tenure she directed the brand identity change from Marine Midland to HSBC, which was part of HSBC's global transition to a single brand name. Prior to HSBC, Nelson spent 10 years with CoreStates Financial Corp, located in Philadelphia, in a number of senior level positions in their retail marketing, credit card and acquisition divisions. Mrs. Nelson received her MBA from Temple University and holds a B.A. from LaSalle College.

     J. Joe Ricketts, the Company's Founder, Chairman and Chief Executive Officer, has indicated his intention to retire from the position of Chief Executive Officer upon completion of an executive search that is currently being undertaken by the Company. The Company has engaged the firm of Heidrick & Struggles to assist it in this search for a new Chief Executive Officer and anticipates that this search will be completed in the first half of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Price range of Class A Common Stock

     Our Class A Common Stock (the "Class A Stock") has been traded on the Nasdaq National Market under the symbol "AMTD" since our initial public offering on March 4, 1997. The following table shows the high and low closing sales prices for the Class A Stock for the period indicated, as reported by the Nasdaq National Market. The prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. In August 1998 and February 1999, we effected two-for-one stock splits, both in the form of a stock dividend. In July 1999, we effected a three-for-one stock split in the form of a stock dividend. Accordingly, price information for periods prior to the stock splits have been adjusted to reflect the stock splits.

                                                               CLASS A STOCK PRICE
                                            ----------------------------------------------------------
                                            FOR THE FISCAL YEAR ENDED       FOR THE FISCAL YEAR ENDED
                                                SEPTEMBER 29, 2000              SEPTEMBER 24, 1999
                                            --------------------------      --------------------------
                                               HIGH            LOW             HIGH            LOW
                                            ----------      ----------      ----------      ----------
Fourth Quarter............................    $20.81          $11.38          $41.25          $16.13
Third Quarter.............................    $20.25          $11.00          $57.75          $20.58
Second Quarter............................    $24.25          $15.13          $21.43          $ 5.34
First Quarter.............................    $30.75          $16.25          $ 6.13          $ 2.20

     The closing sale price of our Class A Stock as reported on the Nasdaq National Market on December 19, 2000 was $7.9375 per share. As of that date there were approximately 3,200 holders of record of our Class A Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information available to us by the transfer agent, there are approximately 105,000 beneficial holders of our Class A Stock.

     As of December 19, 2000, 16,372,800 shares of our Class B Common Stock (the "Class B Stock" together with the Class A stock, the "Common Stock") were outstanding, all of which are held of record by J. Joe Ricketts and his wife, Marlene Ricketts, or certain entities controlled by them. The Class B Stock is not listed on any exchange and is not traded over the counter. Each share of Class B Stock is convertible into one share of Class A Stock at any time at the election of the holder thereof. Each share of Class B Stock automatically converts into one share of Class A Stock in the event of a transfer of such share of Class B Stock to any person other than J. Joe Ricketts, Marlene Ricketts, the lineal descendants of J. Joe Ricketts and Marlene Ricketts and their spouses, or any trust or other person or entity that holds Class B Stock for the benefit of any of the foregoing (the "Control Group"). In addition, the Class B Stock automatically converts on a share for share basis into Class A Stock if the number of shares of outstanding Common Stock held by the Control Group falls below 20 percent of the number of shares of outstanding Common Stock.

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

  Sales of Unregistered Securities during the Fiscal Fourth Quarter

     On July 21, 2000, the Company acquired Financial Passport pursuant to the terms of a merger agreement under which OM Acquisition Sub I, Inc., a wholly-owned subsidiary of Ameritrade Holding Corporation, was merged with Financial Passport, with Financial Passport being the surviving company in the merger and becoming a wholly-owned subsidiary of Ameritrade Holding Corporation. Pursuant to the terms of the merger agreement, each issued and outstanding share of Financial Passport common stock was converted into the right to receive
0.2894382 shares of the Company's Class A Common Stock (except that persons holding 2,000 or fewer shares of Financial Passport common stock had their shares converted into the right to receive approximately $3.57 for each share of Financial Passport common stock). The total number of shares of Class A Common Stock issued or to be issued by the Company as a result of the merger is 1,482,548 shares. The issuance of such shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS AND OPERATING DATA

                                                                  FISCAL YEAR ENDED
                                    -----------------------------------------------------------------------------
                                    SEPTEMBER 29,   SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 27,
                                        2000            1999            1998            1997            1996
                                    -------------   -------------   -------------   -------------   -------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
  Revenues:
     Commissions and clearing
       fees.......................   $  389,742       $188,874        $ 85,644        $ 51,937        $ 36,470
     Interest revenue.............      242,812        116,162          66,716          36,623          22,518
     Equity income from
       investments................           --             --           5,083           3,444           3,359
     Gain from sale of
       investments................           --             --             795              --              --
     Other........................       21,897         10,213           5,956           3,663           3,032
                                     ----------       --------        --------        --------        --------
          Total revenues..........      654,451        315,249         164,194          95,667          65,379
     Interest expense.............       89,838         46,898          29,279          18,429          11,040
                                     ----------       --------        --------        --------        --------
          Net revenues............      564,613        268,351         134,915          77,238          54,339
  Expenses excluding interest:
     Employee compensation and
       benefits...................      133,339         70,387          34,967          19,027          14,050
     Commissions and clearance....        5,699          8,023           5,762           3,320           2,531
     Communications...............       35,234         18,380          12,862           5,623           3,686
     Occupancy and equipment
       costs......................       60,969         21,074          10,519           5,398           2,890
     Advertising..................      188,277         59,709          43,595          13,922           7,537
     Professional services........       50,324         29,012          10,351           1,905           1,043
     OnMoney development..........       78,662          7,564           3,095             663              --
     Other........................       32,373         36,094          13,233           5,955           4,185
                                     ----------       --------        --------        --------        --------
          Total expenses excluding
            interest..............      584,877        250,243         134,384          55,813          35,922
                                     ----------       --------        --------        --------        --------
  Income (loss) before provision
     for (benefit from) income
     taxes........................      (20,264)        18,108             531          21,425          18,417
  Provision for (benefit from)
     income taxes.................       (6,638)         6,569             321           7,603           7,259
                                     ----------       --------        --------        --------        --------
  Net income (loss)...............   $  (13,626)      $ 11,539        $    210        $ 13,822        $ 11,158
                                     ==========       ========        ========        ========        ========
Basic earnings (loss) per share...   $    (0.08)      $   0.07        $   0.00        $   0.08        $   0.07
Diluted earnings (loss) per
  share...........................   $    (0.08)      $   0.07        $   0.00        $   0.08        $   0.07
Weighted average shares
  outstanding -- Basic............      174,862        174,342         174,188         165,228         153,768
Weighted average shares
  outstanding -- Diluted..........      174,862        175,745         174,444         165,234         153,768
OPERATING DATA:
  Average customer trades per
     day..........................      114,332         49,305          18,407           6,571           3,670
  Number of core accounts(1)......    1,233,000        560,000         306,000          98,000          52,000
  Assets in customer accounts (in
     billions)....................   $     36.0       $   22.9        $   11.4        $    7.3        $    4.0
  Net revenue per trade...........   $    18.99       $  21.68        $  29.20        $  46.65        $  58.76
  Pre-advertising, pre-OnMoney
     operating expense per
     trade........................   $    10.70       $  14.78        $  18.98        $  24.90        $  30.69
  Pre-advertising, pre-OnMoney
     operating margin(2)..........           44%            32%             35%             47%             48%
  Return on average equity(3).....           (6)%            8%              0%             28%             44%

                                                                        AS OF
                                    SEPTEMBER 29,   SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 27,
                                        2000            1999            1998            1997            1996
                                    -------------   -------------   -------------   -------------   -------------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and segregated
     investments..................   $  338,307      $1,019,370      $  527,982       $373,286        $191,436
  Receivable from customers and
     correspondents, net..........    2,926,981       1,526,801         647,122        325,407         166,075
  Total assets....................    3,798,236       3,037,083       1,290,402        757,357         401,679
  Payable to customers and
     correspondents...............    2,618,157       2,057,346       1,136,082        666,279         356,943
  Notes payable...................      275,000         200,000          11,000             --           4,853
  Stockholders' equity............      264,168         220,463          84,572         66,989          30,662

---------------

(1) Accounts consist of open accounts in the Company's discount brokerage subsidiaries.

(2) Pre-advertising, pre-OnMoney operating margin is computed by dividing income
    (loss) before provision for income taxes plus advertising and OnMoney expenses by net revenues.

(3) Return on average equity is computed by dividing net income (loss) by stockholders' equity averaged on a quarterly basis.

  * Fiscal 2000 was a 53-week year. All other periods presented are 52-week years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" below.

  Overview

     We provide securities brokerage and clearing execution services to our customers. Our principal operating subsidiaries consist of our brokerage operating units, Ameritrade and Accutrade, and our wholly-owned securities clearing firm, Advanced Clearing. During fiscal 2000, almost all of our net revenues were derived from our retail brokerage activities and clearing and execution services. In addition, we provide business-to-business (co-branded) brokerage services to other institutions through our subsidiary AmeriVest and we have launched, and are continuing to develop, an Internet-based personal financial management system through our OnMoney subsidiary.

     Our primary focus is serving retail customers by providing services at prices that are lower than our major competitors. Our brokerage customers are able to trade securities with us through a variety of mediums, principally the Internet. We provide our customers with investment news and information as well as educational services. We also provide clearing and execution services to our brokerage operations as well as to unaffiliated broker-dealers.

     Our largest sources of revenues are commissions earned from our brokerage activities and associated brokerage commissions, securities transaction clearing fees and payment for order flow. Our other principal source of revenue is net interest revenue. Net interest revenue is the difference between interest revenues and interest expenses. Interest revenues are generated by charges to customers on margin balances maintained in brokerage accounts and the investment of cash from operations and cash segregated in compliance with federal regulations in short-term marketable securities. Interest expense consists of amounts paid or payable to customers based on credit balances customers based on credit balances maintained in brokerage accounts, as well as costs related to notes payable, letters of credit and lines of credit with financial institutions. Until the end of fiscal 1998, we also recorded equity income from investments, which primarily consisted of our share of income from interests in Roundtable Partners L.L.C. ("Roundtable"), the predecessor to Knight, and Comprehensive Software Systems, Inc. ("CSS").

     Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, group insurance, contributions to benefit programs, recruitment and other related employee costs. Commissions and clearance costs include fees paid to stock and option exchanges for trade executions, as well as settlement and depository costs associated with our securities clearing activities. Communications expense includes telephone, postage, news and quote costs. Occupancy and equipment costs include depreciation charges for fixed assets, the costs of leasing and maintaining our office spaces and the lease expenses on computer equipment and other fixed assets. Advertising costs are expensed as incurred and include production and placement of advertisements on various mediums, including online, television, print and direct mail. Advertising expenses may increase or decrease significantly from period to period. We currently have budgeted approximately $200 million for advertising expenses in fiscal 2001. Professional services expense includes costs paid to outside agencies for assistance with legal, accounting, technology, marketing and general management issues. OnMoney development expense consists of all expenses of our OnMoney subsidiary, including compensation and benefits, occupancy and equipment, advertising and other expenses. Other operating expenses include provision for losses, customer execution price adjustments, amortization of goodwill, travel expenses and other miscellaneous expenses. In addition, our costs related to the processing of customer confirmations, statements and other communications are included in this category.

     We believe that the online brokerage market is currently impacted by four significant trends that may affect our financial condition and results of operations. First, commissions charged to customers of online brokerages have steadily decreased over the past several years but have stabilized over the past year. Although decreased commissions per trade have had a negative effect on our commission and clearing fee revenue per trade, our experience to date indicates that decreased commissions per trade result in increased account activity and increased commission and clearing fee revenue in the aggregate. Second, technology has increased in importance, as delivery channels such as the Internet have become more prevalent. During the quarter ended September 29, 2000, 96 percent of our trades were placed through electronic mediums, with 91 percent of our trades being placed over the Internet, compared to 87 percent and 82 percent, respectively, for the quarter ended September 24, 1999. This increased use of electronic mediums has helped to decrease operating expenses per trade over the past several years and we believe this trend will continue. Third, the effects of price competition and required investment in technology have resulted in some consolidation in the market. Finally, the intense advertising and promotional efforts by our major competitors and us are making it increasingly difficult for new entrants to make a competitive impact without substantial financial resources to invest in building a brand.

     Our fiscal year ends on the last Friday in September. References to fiscal year in this document or in the information incorporated herein by reference are to the approximate twelve-month period ended on any such Friday. For example, "fiscal 2000" refers to the fiscal year ended September 29, 2000.

  Results of Operations

  NET REVENUES

     For the fiscal years ended September 29, 2000, September 24, 1999 and September 25, 1998, 69 percent, 70 percent and 63 percent, respectively, of our net revenues were derived from commissions and clearing fees. Commissions and clearing fees totaled $389.7 million in fiscal 2000, compared to $188.9 million in fiscal 1999 and $85.6 million in fiscal 1998. This represents a 355 percent increase between fiscal 1998 and fiscal 2000. The increase was primarily attributable to an increase in the number of transactions processed, as average trades per day increased 521 percent between fiscal 1998 and fiscal 2000 in line with the growth in our customer base. Retail brokerage accounts increased to approximately 1,233,000 at September 29, 2000 from approximately 560,000 at September 24, 1999 and approximately 306,000 at September 25, 1998. Offsetting the growth in trades per day was a decrease in commissions and clearing fees per trade by 32 percent between fiscal 1998 and fiscal 2000 from an average of $19 per trade in fiscal 1998 to an average of $13 per trade in fiscal 2000. This decrease in commissions per trade resulted primarily from the fact that our customers are increasingly using the Internet to place trades, and we charge lower commissions for Internet trades than for trades placed through other means. We expect this trend to continue during fiscal 2001, but we believe that the rate of decline in average commissions per trade will be lower than the rate of decline experienced over the past two years because the vast majority of our customers' trades are now being submitted using the Internet. Other factors that may contribute to a decrease in commissions per trade in the future include the growth of our Freetrade customer base and a newly announced lower commission for options trades.

     We have arrangements with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution ("payment for order flow"). Payment for order flow is a component of the commission and clearing fees revenue line. In fiscal 2000, approximately $26.7 million of these revenues were received from execution agents owned by Knight. Revenues generated by us under these arrangements totaled $51.5 million, or 9 percent of net revenues for the fiscal year ended September 29, 2000; $22.1 million, or 8 percent of net revenues for the fiscal year ended September 24, 1999; and $10.9 million or 8 percent of net revenues for the fiscal year ended September 25, 1998. This increase is largely a result of increasing trade volume. On a per trade basis, payment for order flow decreased 26 percent between 1998 and 2000. As of September 29, 2000, we owned approximately 6 percent of the outstanding common stock of Knight. We expect payment for order flow to continue to decrease on a per trade basis as a result of competition and regulatory changes.

     Net interest revenue increased to $153.0 million in fiscal 2000 from $69.3 million in fiscal 1999 and from $37.4 million in fiscal 1998. This increase was due primarily to a 352 percent increase in customer and correspondent broker-dealer receivables, but was partially offset by an increase of 130 percent in amounts payable to customers and correspondent broker-dealers in fiscal 2000 over fiscal 1998. We generally expect net interest revenue to grow as our account base grows.

     We had no equity income from investments in fiscal 2000 or fiscal 1999, compared to $5.1 million in fiscal 1998. The equity income in fiscal 1998 was primarily generated by our ownership in Roundtable (now Knight). In July 1998, Roundtable was reorganized into Knight Trading Group, Inc. and conducted a public stock offering. We also sold a portion of our interest in CSS during fiscal 1998. As a result of these transactions, we began accounting for our investment in Knight as a marketable equity security held available-for-sale and for our investment in CSS on the cost method rather than the equity method. We own less than 10 percent of the voting equity of both Roundtable and CSS. As of September 29, 2000, we had no investments accounted for under the equity method.

     Other revenues increased to $21.9 million in fiscal 2000 from $10.2 million in fiscal 1999 and $6.0 million in fiscal 1998 due primarily to an increase in marketing and service fees paid to us by mutual funds as a result of holding more customer mutual fund assets.

  Expenses Excluding Interest

     Employee compensation and benefits expense increased to $133.3 million in fiscal 2000 from $70.4 million in fiscal 1999 and $35.0 million in fiscal 1998, due primarily to an increase in full-time employees. As of September 29, 2000, we employed 2,485 full-time equivalent employees versus 2,345 on September 24, 1999 and 968 on September 25, 1998, in each case excluding OnMoney. The increase in employees was necessary to accommodate the dramatic growth in trading volume following our advertising campaigns and to provide the capability to handle anticipated future growth in new accounts and trading volume. We expect employment expenses to continue to increase to support expected increases in customer accounts, assets and trades.

     Commissions and clearance costs decreased to $5.7 million in fiscal 2000 from $8.0 million in fiscal 1999 and $5.8 million in fiscal 1998. On a per trade basis, this represents a 48 percent decrease from fiscal 1998 to fiscal 1999 and a 70 percent decrease from fiscal 1999 to fiscal 2000. The decrease was due to efforts that we have undertaken to reduce execution, clearance, settlement, and depository costs with outside entities and to economies of scale associated with these activities.

     Communications expense was $35.2 million in fiscal 2000, compared to $18.4 million in fiscal 1999 and $12.9 million in fiscal 1998. The 173 percent increase between fiscal 1998 and fiscal 2000 is primarily a result of a 521 percent increase in transaction processing volume between fiscal 1998 and fiscal 2000. The slower growth rate for communications expenses as compared to transaction volume is primarily due to our customers increasingly using the Internet as their predominant communication channel, and we expect this trend to continue during fiscal 2001.

     Occupancy and equipment expense was $61.0 million in fiscal 2000, $21.1 million in fiscal 1999, and $10.5 million in fiscal 1998. The increase in fiscal 2000 was due primarily to the lease of equipment and additional office space and the full-year impact of the leases added in fiscal 1999. The increase in expenses between fiscal 1998 and fiscal 1999 was due primarily to the lease of equipment and additional office space during fiscal 1999. In fiscal 2000, we added approximately 150,000 square feet of additional space in Ft. Worth, Texas, Baltimore, Maryland, Omaha, Nebraska, Chicago, Illinois and Orem, Utah. In fiscal 1999, we added approximately 250,000 square feet of additional space in Omaha, Nebraska, Baltimore, Maryland, Ft. Worth, Texas, Kansas City, Missouri, Vienna, Virginia and Chicago, Illinois. In fiscal 1998, we added a 132,000 square foot operations center in Bellevue, Nebraska. We have also leased additional equipment over the past two fiscal years to accommodate our continued growth.

     Advertising expenses increased to $188.3 million in fiscal 2000 from $59.7 million in fiscal 1999 and $43.6 million in fiscal 1998. The increase in advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of customer accounts and account assets realized by us. We plan to continue to expand our customer base through significant advertising efforts and have budgeted approximately $200 million for advertising in fiscal 2001.

     Professional services increased to $50.3 million in fiscal 2000 from $29.0 million in fiscal 1999 and $10.4 million in fiscal 1998. The increase is primarily due to marketing and technology consulting services to assist us in operational effectiveness, market research and, during fiscal 1999 and the first quarter of fiscal 2000, Year 2000 readiness.

     OnMoney development expense increased to $78.7 million in fiscal 2000 from $7.6 million in fiscal 1999 and $3.1 million in fiscal 1998. The significant increase in OnMoney development expense during fiscal 2000 was primarily the result of a significant increase in employees and equipment and related advertising to build brand awareness. As of September 29, 2000, OnMoney employed 88 full-time equivalent employees versus 34 on September 24, 1999 and 17 on September 25, 1998. For fiscal 2000, advertising made up $48.7 million of total OnMoney development expense and resulted in approximately 600,000 registered users, with over 100,000 using account aggregation - making OnMoney one of the largest aggregators of customer accounts in the world. We currently plan to continue funding OnMoney operations for at least the first and second quarters of fiscal 2001 at a rate of between $15 million and $20 million per quarter, with any future funding being dependent upon a number of factors, including the success of OnMoney's business and the availability of outside sources of funding such as third party investments in OnMoney.

     Other operating expenses decreased to $32.4 million in fiscal 2000 from $36.1 million in fiscal 1999 and $13.2 million in fiscal 1998. Impairment charges amounting to approximately $4.7 million during fiscal 2000 are included in other expenses and relate to specific software applications discontinued by the Company.

     Income tax benefits were $6.6 million in fiscal 2000 compared to expense of $6.6 million in fiscal 1999, and $0.3 million in fiscal 1998. The effective tax rate was 33 percent in fiscal 2000 and 36 percent in fiscal 1999 as a result of our participation in economic development tax incentive programs offered by the State of Nebraska. The effective rate was 60 percent in fiscal 1998 due to the impact of non-deductible goodwill on a relatively small base of pre-tax income.

  Liquidity and Capital Resources

     We have historically financed our growth primarily through the use of funds generated from operations. We also have raised funds in the past through an initial public offering of common stock in fiscal 1997, the issuance of convertible subordinated notes in fiscal 1999 and periodic borrowings under a revolving credit facility. We plan to finance our capital and liquidity needs during fiscal 2001 from our operating cash flows and borrowings under our revolving credit facility, which provides for borrowings up to $75.0 million, and under a separate line of credit that provides for borrowings up to $75.0 million. As of September 29, 2000, we had $75.0 million outstanding under the revolving credit facility and $0 outstanding under the separate line of credit.

     Dividends from subsidiaries are another source of liquidity for the holding company. Some of our subsidiaries are subject to requirements of the SEC and the NASD relating to liquidity, capital standards, and the use of customer funds and securities, which limit funds available for the payment of dividends to the Company.

     Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon a complicated calculation described in Rule 15c3-1, but takes account of, among other things, each broker-dealer's "net debit items," which primarily are a function of customer's margin debt borrowed from our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. Historically, we have utilized our revolving credit facility as a mechanism to provide additional capital as needed to meet net capital requirements, and the balance on our revolving credit facility often has fluctuated significantly from period to period due to changes in our net capital requirements.

  Operating Cash Flow

     Cash used in operating activities was $15.7 million in fiscal 2000, which compares to cash used in operating activities of $81.6 million in fiscal 1999 and $35.9 million in fiscal 1998.

     Cash used in investing activities was $54.4 million in fiscal 2000, compared to $55.5 million in fiscal 1999 and $4.0 million in fiscal 1998. Uses of cash in fiscal 1999 and 2000 related primarily to purchases of property and equipment and, in fiscal 1999, the acquisition of The R.J. Forbes Group, Inc. and, in fiscal 2000, our investments in Epoch, Ten Bagger and Financial Passport. Use of cash in fiscal 1998 was primarily related to purchases of property and equipment, offset by cash distributions received from Roundtable and CSS.

     Cash provided by financing activities was $75.5 million in fiscal 2000, compared to $189.6 million in fiscal 1999 and $10.9 million in fiscal 1998. The cash provided by financing activities in fiscal 2000 consisted of proceeds from draws on our revolving credit agreement (see "Credit Facilities"), offset by payments of principal and interest on the revolving credit agreement. The cash provided by financing activities in fiscal 1999 consisted of proceeds from draws on our revolving credit agreement (see "Credit Facilities"), offset by payments of principal and interest on the revolving credit agreement, and the net proceeds from the issuance of $200 million convertible subordinated notes (see "Convertible Subordinated Notes"). The cash provided by financing activities in fiscal 1998 consisted of proceeds from the revolving credit agreement, partially offset by payments of principal and interest on the revolving credit agreement.

  Credit Facilities

     As of September 29, 2000, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement, as amended, permits borrowings up to $75.0 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (1) the prime rate minus 0.75 percent or (2) 90-day LIBOR plus 1.50 percent. At September 29, 2000, the interest rate on this borrowing was 8.75 percent. The

Company also pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $75.0 million at September 29, 2000. At September 24, 1999, there was no outstanding amount under the revolving credit agreement. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. As further security for its obligations under the revolving credit agreement, the Company has pledged 1.65 million shares of its Knight common stock to the bank group. See Notes 3 and 4 to the Consolidated Financial Statements.

     The Company also maintains a separate $75.0 million loan facility that is supported by approximately 6.25 million shares of the Company's Knight stock not pledged to the bank group. As of September 29, 2000, the Company had no borrowings outstanding under the loan facility.

     Advanced Clearing has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged customer securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of September 29, 2000 and September 24, 1999, the financial institutions had issued letters of credit in the aggregate amount of $198 million and $100 million, respectively. As of September 29, 2000 and September 24, 1999, no amounts were outstanding under the letters of credit. Advanced Clearing pays a maintenance fee of 0.25 to 0.5 percent of the committed amount for the letters of credit.

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

  Capital Expenditures

     We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.

     Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all.

     If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and operating results.

  Risk Factors

  OUR BUSINESS COULD BE HARMED BY MARKET FLUCTUATIONS AND OTHER SECURITIES INDUSTRY RISKS

     Substantially all of our revenues are derived from securities brokerage and clearing and execution services. Like other brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. We are particularly affected by volatility in technology and Internet-related stocks because significant portions of our customers invest in these types of stocks. In recent months, the U.S. securities markets have fluctuated considerably and have witnessed significant declines in a number of key market indexes. Severe market fluctuations in the future or a sustained period of falling equity prices could have a material adverse effect on our business, financial condition and operating results. Such events could, among other things, cause retail investors to have less confidence in the equity markets or in their ability to self-direct their investments, and could result in reduced trading volumes and a slowdown in the growth in online accounts. Reduced trading volumes and prices have historically resulted in reduced transaction revenues for us. In addition, when trading volume is low, our profitability may be adversely affected because our overhead is substantially fixed.

  THE MARKET PRICE OF OUR CLASS A COMMON STOCK WILL FLUCTUATE AND COULD FLUCTUATE SIGNIFICANTLY

     Our Class A common stock has experienced significant price fluctuations recently. The stock market in general also has experienced substantial price and volume fluctuations. The market prices of securities of Internet-related companies, in particular, have been especially volatile and, in recent months, have experienced significant declines. The price of our Class A common stock could decrease substantially. In addition, because the market price of our Class A common stock tends to fluctuate significantly, we may become the object of securities class action litigation. Securities class action litigation may result in substantial costs and a diversion of management's attention and resources.

  SYSTEMS FAILURES AND DELAYS COULD HARM OUR BUSINESS

     We receive and process trade orders through a variety of electronic mediums, including the Internet, wireless web, personal digital assistants and IVR systems. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events which is why we have spent considerable resources to install redundant systems. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts in the last couple of years to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. In the past, we have experienced periods of extremely high trading volume that have caused individual system components or processes to fail, resulting in the temporary unavailability of our website for online trading and delays in our telephone systems. On some other occasions, high trading volume has caused significant delays in executing trading orders, resulting in some customers' orders being executed at prices they did not anticipate. We reimburse our customers for losses incurred in connection with systems failures and delays. In September 1998, we became subject to a putative class action lawsuit resulting from systems failures and delays (See Note
11 -- Legal). Systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our customers, slower system response times resulting in transactions not being processed as quickly as our customers desire, decreased levels of customer service and customer satisfaction, and harm to our reputation. If such events were to occur, we could suffer a loss of customers or a reduction in the growth of our customer base, increased operating expenses, financial losses, additional litigation or other customer claims, and regulatory sanctions or additional regulatory burdens.

  CAPACITY CONSTRAINTS OF OUR SYSTEMS COULD HARM OUR BUSINESS

     As our business grows, we will need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. Many of our systems are designed to accommodate additional growth without redesign or replacement; however, we will need to continue to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays, which could have a material adverse effect on our business, financial condition and results of operations.

  SUBSTANTIAL COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

     The market for online brokerage services, particularly electronic brokerage services, is new, rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online brokerage firms. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide or have announced that they intend to provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive customer base than we do. We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. In addition, our clearing operations compete with numerous firms that provide clearing and execution services to the securities industry.

  OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

     We may experience significant variation in our future quarterly results of operations. These fluctuations may result from, among other things, the timing and size of advertising campaigns, introductions of or enhancements to online investing services by us or our competitors, changes in trading volume in securities markets, changes in pricing policies by us or our competitors, disruptions or problems in our services to customers, changes in our business strategy, changes in the level of operating expenses needed to support projected growth, actions taken by us that negatively affect short-term results but may benefit long-term results, and general economic conditions.

     Due to these factors, quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and you should not rely on them as an indication of our future performance.

  REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business. Our operations and profitability may be directly affected by, among other things, additional legislation, changes in rules promulgated by the SEC, the NASD, Federal Reserve, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

     The SEC, the NASD and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations.

     Recently, various regulatory and enforcement agencies have been reviewing systems capacity, customer access, best execution practices, other service issues and advertising claims as they relate to the online brokerage industry. These reviews could result in enforcement actions or new regulations, either of which could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we use the Internet as a major distribution channel to provide services to our customers. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. These regulations may have an adverse impact on our business in the future, including on our ability to provide customer information to certain third parties. It is possible that additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, content and quality of products and services delivered over the Internet. Any such laws or regulations might increase our cost of using, or limit our ability to use, the Internet as a distribution channel. As a result, the adoption of such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

     We intend to expand our business in U.S. securities to other countries. We will need to comply with the relevant regulations of each country in which we conduct business. Our international expansion may be limited by the compliance requirements of these jurisdictions.

  WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL

     We are highly dependent on a number of key executive officers. We have entered into employment agreements with certain of our key executive officers but do not maintain "key person" life insurance policies on any of our officers. In addition, we are currently undertaking an executive search to identify a new chief executive officer. Our success has been, and will be, dependent to a large degree on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future, including a new chief executive officer. Competition for these personnel is intense. The loss of the services of any of our key executive officers or the inability to identify, hire and retain other highly qualified technical and managerial personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

  THE RICKETTS FAMILY CONTROLS ALL FUNDAMENTAL MATTERS AFFECTING US

     J. Joe Ricketts, our Chairman, Founder and Chief Executive Officer, members of his family and trusts held for their benefit (collectively, the "Ricketts Family") own approximately 63.8 percent of our Class A common stock and all of our Class B common stock, which constitute approximately 67.1 percent of our common stock. As a result, the Ricketts Family has the ability to control all fundamental matters affecting us, including the election of the majority of our directors, the sale of substantially all of our assets, the merger of the Company with another entity; an amendment to our certificate of incorporation, the future issuance of common stock or other securities, and the declaration of any dividend payable on our common stock.

     In addition, the Ricketts Family could convert a portion of its Class B common stock into Class A common stock and subsequently dispose of such shares, thereby substantially reducing its economic interest in the Company while retaining the ability to elect the majority of our directors.

  WE WILL NEED TO INTRODUCE NEW PRODUCTS AND SERVICES TO REMAIN COMPETITIVE

     Our future success depends in part on our ability to develop and enhance our products and services. There are significant technical and financial risks in the development of new or enhanced products and services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market new or enhanced products and services. If we are unable to develop and introduce enhanced or new products and services quickly enough to respond to market or customer requirements, or if our products and services fail to achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

  WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES

     The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing consumer demands. If we are not able to keep up with these rapid changes, we may be at a competitive disadvantage. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

  CHANGES IN PAYMENTS FOR ROUTING OUR CUSTOMERS' ORDERS COULD ADVERSELY AFFECT OUR BUSINESS

     We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Payments made to us by execution agents for routing trade orders were $51.5 million, $22.1 million and $10.9 million in fiscal 2000, fiscal 1999 and 1998, respectively. Competition between execution agents and the implementation by the SEC of order handling rules in January 1997 has made it less profitable for execution agents to offer order flow payments to broker-dealers. We expect these payments to continue to decrease on a per trade basis, which could have a material adverse effect on our business, financial condition and results of operations. Our per trade payments decreased to $1.73 in fiscal 2000 from $1.78 in fiscal 1999 and from $2.35 in fiscal 1998.

  OUR NETWORKS MAY BE VULNERABLE TO SECURITY RISKS

     The secure transmission of confidential information over public networks is a critical element of our operations. We have not in the past experienced network security problems. However, our networks may be vulnerable to criminal access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our customers' confidential information or cause interruptions or malfunctions in our operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks.

  WE MUST COMPLY WITH NET CAPITAL REQUIREMENTS

     The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a SEC-defined measure of a broker-dealer's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or the NASD could expel us from membership, which could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and results of operations.

  OUR CLEARING OPERATIONS EXPOSE US TO LIABILITY FOR ERRORS IN CLEARING
  FUNCTIONS

     Advanced Clearing provides clearing and execution services to each of our brokerage businesses, as well as to independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. As a clearing broker, Advanced Clearing also assumes direct responsibility for the possession and control of customer securities and other assets and the clearance of customer securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than brokers that rely on others to perform those functions, such as many of our competitors. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of customers and introducing brokers, could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by customers and others.

  WE ARE EXPOSED TO CREDIT RISK

     We make margin loans to customers collateralized by customer securities and periodically borrow securities to cover trades. By permitting customers to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a customer's indebtedness. The inability of customers to repay their margin loans could result in material losses to us. A significant portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed customer cash balances maintained with us, we generally must obtain financing from third parties.

  WE MUST PROTECT OUR INTELLECTUAL PROPERTY

     Our success and ability to compete are dependent to a significant degree on fully protecting our intellectual property, which includes our proprietary technology, trade identity and customer base. We rely on numerous modes of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law. Notwithstanding the precautions taken by us to protect our intellectual property, it is possible that third parties may misappropriate, obtain, copy or use without authorization, or otherwise infringe upon, our intellectual property. It is also possible that third parties may independently develop intellectual property similar to ours. Policing unauthorized use of our intellectual property may be difficult because of difficulties in controlling the ultimate destination or security of information transmitted over the Internet. In addition, the laws of foreign countries may afford different, and possibly inadequate, protection of our intellectual property.

  ACQUISITIONS AND STRATEGIC RELATIONSHIPS INVOLVE RISKS

     We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets, which could reduce future reported earnings, and potential loss of customers or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we acquire in the future. In addition, we have established a number of strategic relationships with online service providers and information service providers. These relationships and others we may enter into in the future are and will be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

  ONMONEY'S SHORT OPERATING HISTORY, HISTORY OF LOSSES AND CONTINUED ON-GOING CAPITAL REQUIREMENTS

     OnMoney has a very limited operating history, and there can be no assurance that its business model will be successful, that it will achieve its business objectives or that it will become profitable in the future. The success of OnMoney's web-based financial services will be dependent on a number of factors, many of which are beyond the control of OnMoney, including its ability to effectively develop the OnMoney brand and obtain additional users, its ability to enhance its website and develop new products and services that successfully compete with those offered by current and future competitors, its ability to develop and maintain strategic alliances with other web-based companies, the continued development of the Internet as a means for accessing, storing and transmitting financial and other information in a secure environment, and the development of Internet advertising as a profitable business model.

     OnMoney has incurred significant losses since its inception. We have invested approximately $90.0 million in developing OnMoney's business, website and related infrastructure over the past four years, including approximately $78.7 million during fiscal 2000. While OnMoney began generating revenues during fiscal 2000, we anticipate a continuing need to make significant capital investments in OnMoney for the foreseeable future, and there can be no assurance that OnMoney will achieve profitability in the future or that we will receive an adequate or any return on our past or future capital investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

     Advanced Clearing seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advanced Clearing monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary.

     As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. Such funds totaled $256.0 million at September 29, 2000 and $942.4 million at September 24, 1999. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2.6 billion at September 29, 2000 and $2.1 billion at September 24, 1999 in the form of customer cash balances. Additionally, at September 29, 2000 we had $200.0 million outstanding in convertible subordinated notes (see "Convertible Subordinated Notes") and $75.0 million outstanding under a bank note with a floating interest rate arrangement. This compares to $200.0 million outstanding in convertible subordinated notes at September 24, 1999. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material effect on our earnings and cash flows. Our annual interest payments on our revolving credit facility would increase or decrease by approximately $750,000 for each one percent change in interest rates based on the amount outstanding at September 29, 2000.

     We hold a marketable equity security at September 29, 2000, which is recorded at fair value of $284.7 million ($173.9 million net of tax) and has exposure to market price risk. The same security was recorded at fair value of $229.3 million ($136.4 million net of tax) at September 24, 1999. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and amounts to approximately $28 million and $23 million at September 29, 2000 and September 24, 1999, respectively. Actual results may differ.

     Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................    34
Consolidated Balance Sheets.................................    35
Consolidated Statements of Operations.......................    36
Consolidated Statements of Stockholders' Equity.............    37
Consolidated Statements of Cash Flows.......................    38
Notes to Consolidated Financial Statements..................    39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

     We have audited the accompanying consolidated balance sheets of Ameritrade Holding Corporation and its subsidiaries (collectively, the "Company") as of September 29, 2000 and September 24, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameritrade Holding Corporation and its subsidiaries as of September 29, 2000 and September 24, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 24, 2000

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999
                       IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

Cash and cash equivalents...................................  $   82,351   $   76,943
Cash and investments segregated in compliance with federal
  regulations...............................................     255,956      942,427
Receivable from brokers, dealers, and clearing
  organizations.............................................      55,154       89,958
Receivable from customers and correspondents -- net of
  allowance for doubtful accounts: 2000 -- $4.0 million;
  1999 -- $2.9 million......................................   2,926,981    1,526,801
Refundable income taxes.....................................       4,108       15,947
Property and equipment -- net of accumulated depreciation
  and amortization: 2000 -- $34.1 million; 1999 -- $12.9
  million...................................................      90,348       68,588
Goodwill -- net of accumulated amortization: 2000 -- $2.4
  million; 1999 -- $1.5 million.............................      40,002       12,821
Investments.................................................     292,907      230,619
Other assets................................................      50,429       72,979
                                                              ----------   ----------
          Total assets......................................  $3,798,236   $3,037,083
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Payable to brokers, dealers and clearing organizations....  $  433,706   $  384,960
  Payable to customers and correspondents...................   2,618,157    2,057,346
  Accounts payable and accrued liabilities..................      99,239       73,603
  Notes payable.............................................      75,000           --
  Convertible subordinated notes............................     200,000      200,000
  Deferred income taxes.....................................     107,966      100,711
                                                              ----------   ----------
          Total liabilities.................................   3,534,068    2,816,620
                                                              ----------   ----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $1 par value; authorized 3,000,000
     shares, none issued....................................          --           --
  Common stock, $0.01 par value:
     Class A -- 270,000,000 shares authorized;
      2000 -- 160,036,664 shares issued; 1999 -- 158,103,480
      shares issued.........................................       1,600        1,580
     Class B -- 18,000,000 shares authorized; 16,372,800
      shares issued.........................................         164          164
                                                              ----------   ----------
          Total common stock................................       1,764        1,744
Additional paid-in capital..................................      47,864       24,079
Retained earnings...........................................      41,670       55,296
Treasury stock -- Class A shares at cost: 2000 -- 43,492
  shares; 1999 -- 39,624 shares.............................        (331)         (93)
Accumulated other comprehensive income......................     173,201      139,437
                                                              ----------   ----------
          Total stockholders' equity........................     264,168      220,463
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $3,798,236   $3,037,083
                                                              ==========   ==========

                See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND SEPTEMBER 25,
                                      1998
                     IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Commissions and clearing fees.............................  $389,742   $188,874   $ 85,644
  Interest revenue..........................................   242,812    116,162     66,716
  Equity income from investments............................        --         --      5,083
  Gain from sale of investment..............................        --         --        795
  Other.....................................................    21,897     10,213      5,956
                                                              --------   --------   --------
          Total revenues....................................   654,451    315,249    164,194
  Interest expense..........................................    89,838     46,898     29,279
                                                              --------   --------   --------
          Net revenues......................................   564,613    268,351    134,915
Expenses excluding interest:
  Employee compensation and benefits........................   133,339     70,387     34,967
  Commissions and clearance.................................     5,699      8,023      5,762
  Communications............................................    35,234     18,380     12,862
  Occupancy and equipment costs.............................    60,969     21,074     10,519
  Advertising...............................................   188,277     59,709     43,595
  Professional services.....................................    50,324     29,012     10,351
  OnMoney development.......................................    78,662      7,564      3,095
  Other.....................................................    32,373     36,094     13,233
                                                              --------   --------   --------
          Total expenses excluding interest.................   584,877    250,243    134,384
                                                              --------   --------   --------
Income (loss) before provision for income taxes.............   (20,264)    18,108        531
Provision for (benefit from) income taxes...................    (6,638)     6,569        321
                                                              --------   --------   --------
Net income (loss)...........................................  $(13,626)  $ 11,539   $    210
                                                              ========   ========   ========
Basic earnings (loss) per share.............................  $  (0.08)  $   0.07   $   0.00
Diluted earnings (loss) per share...........................  $  (0.08)  $   0.07   $   0.00
Weighted average shares outstanding -- Basic................   175,025    174,342    174,188
Weighted average shares outstanding -- Diluted..............   175,025    175,745    174,444

                See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND SEPTEMBER 25,
                                      1998
                                  IN THOUSANDS

                                                                                                                 ACCUMULATED
                                                       COMMON STOCK          ADDITIONAL                             OTHER
                                                --------------------------    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                      TOTAL     CLASS A   CLASS B   TOTAL     CAPITAL     EARNINGS    STOCK        INCOME
                                     --------   -------   -------   ------   ----------   --------   --------   -------------
Balance, September 26, 1997........  $ 66,989   $1,577     $164     $1,741    $21,701     $43,547     $  --       $     --
  Net income.......................       210       --       --         --         --         210        --             --
  Net unrealized investment gain...    17,523       --       --         --         --          --        --         17,523
                                     --------
  Total Comprehensive Income.......    17,733
                                     --------
  Purchase of treasury stock.......      (286)      --       --         --         --          --      (286)            --
  Issuance of treasury stock.......       136       --       --         --        (17)         --       153             --
                                     --------   ------     ----     ------    -------     -------     -----       --------
Balance, September 25, 1998........    84,572    1,577      164      1,741     21,684      43,757      (133)        17,523
  Net income.......................    11,539       --       --         --         --      11,539        --             --
  Net unrealized investment gain...   121,914       --       --         --         --          --        --        121,914
                                     --------
  Total Comprehensive Income.......   133,453
                                     --------
  Issuance of treasury stock.......        65       --       --         --         25          --        40             --
  Options exercised................       508        3       --          3        505          --        --             --
  Tax benefit of options
    exercised......................     1,865       --       --         --      1,865          --        --             --
                                     --------   ------     ----     ------    -------     -------     -----       --------
Balance, September 24, 1999........   220,463    1,580      164      1,744     24,079      55,296       (93)       139,437
  Net loss.........................   (13,626)      --       --         --         --     (13,626)       --             --
  Net unrealized investment gain...    33,764       --       --         --         --          --        --         33,764
                                     --------
  Total Comprehensive Income.......    20,138
                                     --------
  Purchase of treasury stock.......      (269)      --       --         --         --          --      (269)            --
  Issuance of treasury stock.......       262       --       --         --        231          --        31             --
  Acquisition of subsidiaries......    21,377       17       --         17     21,360          --        --             --
  Options exercised................       531        3       --          3        528          --        --             --
  Tax benefit of options
    exercised......................     1,666       --       --         --      1,666          --        --             --
                                     --------   ------     ----     ------    -------     -------     -----       --------
Balance, September 29, 2000........  $264,168   $1,600     $164     $1,764    $47,864     $41,670     $(331)      $173,201
                                     ========   ======     ====     ======    =======     =======     =====       ========

                See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND SEPTEMBER 25,
                                      1998
                                  IN THOUSANDS

                                                                 2000         1999        1998
                                                              -----------   ---------   ---------
Cash Flows From Operating Activities:
  Net income (loss).........................................  $   (13,626)  $  11,539   $     210
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
  Depreciation and amortization.............................       19,987       6,390       2,999
  Provision for loan losses.................................        3,637       2,155         815
  Deferred income taxes.....................................      (10,782)      7,833       3,770
  Equity income from investments............................           --          --      (5,083)
  Gain from sale of investment..............................           --          --        (795)
  Loss on disposal and impairment of property...............        4,174          --          --
  Amortization of goodwill..................................        1,637         363         363
  Changes in operating assets and liabilities:
    Cash and investments segregated in compliance with
      federal regulations...................................      686,471    (438,972)   (183,691)
    Receivable from brokers, dealers and clearing
      organizations.........................................       34,803     (64,225)     (7,909)
    Receivable from customers and correspondents............   (1,403,816)   (881,594)   (322,530)
    Refundable income taxes.................................       11,839     (15,947)         --
    Other assets............................................       24,637     (44,410)    (13,559)
    Payable to brokers, dealers and clearing
      organizations.........................................       48,746     373,195      10,361
    Payable to customers and correspondents.................      560,811     921,264     469,803
    Accounts payable and accrued liabilities................       15,809      40,802       9,365
                                                              -----------   ---------   ---------
         Net cash used in operating activities..............      (15,673)    (81,607)    (35,881)
                                                              -----------   ---------   ---------
Cash Flows From Investing Activities:
  Acquisition of subsidiaries, net of cash and cash
    equivalents acquired....................................       (5,995)     (6,917)         --
  Purchase of property and equipment........................      (41,512)    (48,632)    (20,405)
  Purchase of investments...................................       (6,936)         --      (1,653)
  Distributions received from investments...................           --          --      12,265
  Proceeds from sale of investments.........................           --          --       5,828
                                                              -----------   ---------   ---------
         Net cash used in investing activities..............      (54,443)    (55,549)     (3,965)
                                                              -----------   ---------   ---------
Cash Flows From Financing Activities:
  Proceeds from notes payable...............................      160,000     294,000      22,500
  Principal payments on notes payable.......................      (85,000)   (105,000)    (11,500)
  Proceeds from exercise of stock options...................          531         508          --
  Purchase of treasury stock................................         (269)         --        (286)
  Issuance of treasury stock................................          262          65         136
                                                              -----------   ---------   ---------
         Net cash provided by financing activities..........       75,524     189,573      10,850
                                                              -----------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents........        5,408      52,417     (28,996)
Cash and Cash Equivalents at Beginning of Year..............       76,943      24,526      53,522
                                                              -----------   ---------   ---------
Cash and Cash Equivalents at End of Year....................  $    82,351   $  76,943   $  24,526
                                                              ===========   =========   =========
Supplemental Cash Flow Information:
  Interest paid.............................................  $   101,793   $  43,744   $  28,259
  Income taxes paid (refunds received)......................  $    (9,361)  $  14,149   $  (1,419)
Noncash Financing Activities:
  Tax benefit on exercise of stock options..................  $     1,666   $   1,865   $      --
  Issuance of common stock in acquisition of subsidiaries...  $    21,377   $      --   $      --

                See notes to consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND SEPTEMBER 25,
                                      1998
           (COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company"), Advanced Clearing, Inc. ("Advanced Clearing"), Accutrade, Inc. ("Accutrade"), Ameritrade (Inc.) ("Ameritrade"), AmeriVest, Inc. ("AmeriVest"), Freetrade.com, Inc. ("Freetrade") (formerly K. Aufhauser and Company, Inc.), Ameritrade Institutional Services, Inc. ("AIS") (formerly The R.J. Forbes Group, Inc.), OnMoney Financial Services Corporation ("OnMoney"), Ten Bagger, Inc. ("Ten Bagger"), and Financial Passport, Inc. ("Financial Passport"). All intercompany balances and transactions have been eliminated.

     The Company's Board of Directors have declared stock splits, all effected as stock dividends, as follows: August 1998 -- two-for-one; February
1999 -- two-for-one; and July 1999 -- three-for-one. All share data and per share amounts have been restated to reflect these transactions.

     The Company reports on a fifty-two/fifty-three week year. Fiscal year 2000 was a fifty-three week year. Fiscal years 1999 and 1998 were each fifty-two week years.

     Nature of Operations -- The Company provides securities brokerage services through its Ameritrade, Accutrade, AmeriVest, Freetrade and AIS subsidiaries. The Company also provides trading execution and clearing services for its own broker-dealer operations and for unaffiliated broker-dealers through Advanced Clearing. OnMoney is a development-stage entity involved in online financial services. Ten Bagger is the developer of the stock analysis tool the BigEasy Investor(TM). Financial Passport is an Internet-based provider of financial planning products and services that will allow the Company's OnMoney subsidiary to expand the range of products and services that it offers its customers. The Company's broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers, the International Stock Exchange and the Chicago Stock Exchange, Inc. During fiscal 1999, the Company purchased The R.J. Forbes Group, Inc. ("Forbes") and subsequently consolidated Forbes' brokerage operation with Accutrade. During fiscal 2000, the Company purchased Ten Bagger and Financial Passport.

     Capital Stock -- The authorized capital stock of the Company consists of Class A common stock, Class B common stock and preferred stock. Each share of Class A and Class B common stock is entitled to one vote on all matters, except that the Class B common stock is entitled to elect a majority of the directors of the Company and the Class A common stock is entitled to elect the remainder of the directors. Each class of common stock is equally entitled to dividends if, as and when declared by the Board of Directors. Shares of Class A common stock are not convertible, while each share of Class B common stock is convertible into one share of Class A common stock at the option of the Class B holder or upon the occurrence of certain events. Class A and Class B common stock have equal participation rights in the event of a liquidation of the Company.

     Voting, dividend, conversion and liquidation rights of the preferred stock would be established by the Board of Directors upon issuance of such preferred stock.

     Use of Estimates -- The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

     Securities Transactions -- Securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after trade date. Revenues and expenses related to securities transactions, including revenues from execution agents, are recorded on trade date.

     Depreciation and Amortization -- Depreciation is provided on a straight-line basis using estimated useful service lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Goodwill is amortized on a straight-line basis generally over periods ranging from 7 to 20 years.

     Impairment of Long-Lived Assets -- The Company reviews its intangible assets and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. An evaluation of recoverability is performed by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required. Impairment charges amounted to approximately $4.7 million during fiscal 2000 and related to specific software applications discontinued by the Company. The impairment charges are included in Other Expenses in the Statements of Operations.

     Cash and Cash Equivalents -- The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Segregated Cash and Investments -- Cash and investments, consisting primarily of U.S. Treasury Bills and repurchase agreements, at Advanced Clearing of $256.0 million and $942.4 million as of September 29, 2000 and September 24, 1999, respectively, have been segregated in a special reserve bank account for the benefit of customers under Rule 15c3-3 under the Securities Exchange Act of 1934.

     Fair Value of Financial Instruments -- The Company considers the amounts presented for financial instruments on the consolidated balance sheets, except for the convertible subordinated notes, to be reasonable estimates of fair value based on maturity dates and repricing characteristics. The estimated fair value of the convertible subordinated notes was approximately $115 million and $200 million at September 29, 2000 and September 24, 1999, respectively. The estimated fair value of the notes has been determined by the Company using available market information.

     Investments -- Investments are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee's operating and financial policies. The cost method is used for investments that do not meet equity method criteria. The Company's investments in marketable equity securities are carried at fair value and are designated as available-for-sale. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and are reflected in the statements of operations.

     Software Development -- Software development costs are capitalized and included in property and equipment at the point technological feasibility has been established until beta testing is complete. Once the product is fully functional, such costs are amortized in accordance with the Company's normal accounting policies. Software development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not meet capitalization criteria are expensed as incurred. Software costs included in property and equipment were approximately $24.0 million and $15.0 million at September 29, 2000 and September 24, 1999, respectively.

     Advertising -- The Company expenses advertising costs as they are incurred. Advertising expenses for brokerage operations and OnMoney operations totaled $237.0 million, $59.9 million and $43.6 million during the fiscal years ended September 29, 2000, September 24, 1999 and September 25, 1998, respectively.

     Income Taxes -- The Company files a consolidated income tax return with its subsidiaries on a calendar year basis. Deferred tax liabilities and assets are determined based on the differences between the financial

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. The principal temporary differences arise from depreciation, bad debts, prepaid expenses, and certain accrued liabilities.

     Earnings (Loss) Per Share -- Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Stock Based Compensation -- As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income (loss) and earnings (loss) per share as required under SFAS 123.

     Comprehensive Income -- Comprehensive income for all periods presented consists of net income (loss) and unrealized gains on securities available-for-sale, net of related income taxes. These results are incorporated into the consolidated statements of stockholders' equity.

     Reclassifications -- Certain items in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

  Recently Issued Accounting Pronouncements:

     SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. This statement revises the accounting for the recognition and measurement of derivatives and hedging transactions and was adopted by the Company on September 30, 2000. The impact of this statement was not material to the Company's financial statements.

     SAB No. 101 -- The SEC has issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition. Management does not expect the impact of SAB 101 to be material to the Company.

2. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

     Amounts receivable from and payable to brokers, dealers and clearing organizations are comprised of the following:

                                                            SEPTEMBER 29,   SEPTEMBER 24,
                                                                2000            1999
                                                            -------------   -------------
Receivable:
  Securities borrowed.....................................    $ 52,398        $ 81,764
  Securities failed to deliver............................       2,640           8,082
  Clearing organizations..................................         116             112
                                                              --------        --------
          Total...........................................    $ 55,154        $ 89,958
                                                              ========        ========
Payable:
  Securities loaned.......................................    $424,699        $371,214
  Securities failed to receive............................       2,833           3,865
  Clearing organizations..................................       6,174           9,881
                                                              --------        --------
          Total...........................................    $433,706        $384,960
                                                              ========        ========

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

3. INVESTMENTS

     Knight Trading Group, Inc. -- Prior to July 8, 1998, the Company owned a
9.2 percent interest in Roundtable Partners L.L.C. ("Roundtable"), a company formed to hold equity interests in securities trading and market making companies. The Company had accounted for its investment in Roundtable under the equity method since its inception. On July 8, 1998, Roundtable was reorganized into a corporation known as Knight/Trimark Group, Inc. (later renamed Knight Trading Group, Inc.) ("Knight") coincident with an initial public offering of Knight common stock. As a result of this reorganization, all of the Company's ownership interest in Roundtable was converted to common stock of Knight. In fiscal 1998, the Company also received a cash distribution of $7.8 million in connection with the reorganization. The cash distribution was a return of capital, therefore there was no gain or loss associated with the distribution. As a result of the reorganization of Knight and subsequent initial public offering in 1998, the Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of September 29, 2000, the Company owned approximately 6 percent of the outstanding shares of common stock of Knight. On September 29, 2000 and September 24, 1999, the Company's investment in Knight was valued at $284.7 million and $229.3 million, respectively. The Company's cost basis was $0.7 million, therefore the gross unrealized gain was $284.0 million and $228.6 million at September 29, 2000 and September 24, 1999, respectively.

     The Company executes a portion of its securities transactions through subsidiaries of Knight. Revenues related to such transactions totaled $26.7 million, $8.2 million and $9.4 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. These amounts are included as commissions and clearing fees in the statements of operations.

     Comprehensive Software Systems, Inc. ("CSS") -- As of September 29, 2000, the Company owned approximately 7 percent of CSS, a joint venture formed for the purpose of developing software for securities broker-dealers, banks and other financial institutions. On October 20, 1999, CSS was reorganized into a corporation. On June 3, 1998, the Company earned $0.8 million on the sale of a portion of its limited partnership interest in CSS. As a result of the CSS sale, the Company's ownership interest in CSS decreased from approximately 14 percent to approximately 7 percent. Accordingly, the Company began accounting for its investment in CSS under the cost method as of that date, and therefore, no longer recognizes income or loss based on the operations of CSS.

     Adirondack Trading Partners, LLC ("Adirondack") -- As of September 29, 2000, the Company owned a minority interest in Adirondack, a development-stage company formed to trade listed equity and index options. The Company accounts for its ownership in Adirondack under the cost method.

     Epoch Partners, Inc. ("Epoch") -- As of September 29, 2000, the Company owned approximately 10 percent of the preferred stock of Epoch, a privately-held investment bank that acts as an underwriter on initial public offerings and secondary offerings of securities, with its focus being on distributing these shares to retail, online investors. The Company accounts for its ownership in Epoch under the cost method. In connection with this investment, Ameritrade entered into a distribution agreement with Epoch to allow Ameritrade and its customers to participate in such distributions.

4. NOTES PAYABLE

     As of September 29, 2000, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement, as amended, permits borrowings up to $75.0 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (1) the prime rate minus .75 percent or (2) 90-day LIBOR plus 1.50 percent. At September 29, 2000, the interest rate on this borrowing was 8.75 percent. The

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

Company also pays a maintenance fee of 0.25 percent of the unused borrowings through maturity date. The Company had outstanding indebtedness of $75.0 million under the revolving credit agreement at September 29, 2000. At September 24, 1999, there was no outstanding amount under the revolving credit agreement. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. The Company's management believes it was in compliance with all covenants and restrictions at September 29, 2000. As further security for its obligations under the revolving credit agreement, the Company has pledged 1.65 million shares of its Knight common stock (See Note 3) to the bank group.

     The Company also maintains a separate $75.0 million loan facility that was established in fiscal 2000 and is supported by approximately 6.25 million shares of the Company's Knight stock not pledged to the bank group. As of September 29, 2000, the Company had no borrowings outstanding under the loan facility.

5. CONVERTIBLE SUBORDINATED NOTES

     In August 1999, the Company issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes are convertible into 6,142,740 shares of Class A common stock. The holders of the notes may convert the notes into shares of Class A common stock at any time prior to the close of business on the maturity date of the notes, August 1, 2004, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year, beginning February of 2000. The notes are not subject to redemption prior to August 6, 2002, and the Company may, at its option, redeem the notes on or after such date, in whole or in part, upon not less than 30 days nor more than 60 days prior notice to each holder.

6. INCOME TAXES

     Provision for (benefit from) income taxes is comprised of the following for fiscal years ended:

                                                           2000      1999      1998
                                                         --------   -------   -------
Current expense (benefit):
  Federal..............................................  $  4,144   $(1,264)  $(3,051)
  State................................................        --        --      (398)
                                                         --------   -------   -------
                                                            4,144    (1,264)   (3,449)
Deferred expense (benefit):
  Federal..............................................    (9,974)    8,063     3,383
  State................................................      (808)     (230)      387
                                                         --------   -------   -------
                                                          (10,782)    7,833     3,770
                                                         --------   -------   -------
Provision for (benefit from) income taxes..............  $ (6,638)  $ 6,569   $   321
                                                         ========   =======   =======

     A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for (benefit from) income taxes follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Federal statutory rate......................................  (35)%   35%    35%
State taxes, net of federal tax effect......................   (3)     3      3
Amortization of goodwill....................................    2      1     23
State credits...............................................    2     (4)    --
Other.......................................................    1      1     (1)
                                                              ---     --     --
                                                              (33)%   36%    60%
                                                              ===     ==     ==

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

     Deferred tax assets (liabilities) are comprised of the following:

                                                                2000        1999
                                                              ---------   ---------
Deferred tax assets:
  State incentive credits and operating loss
     carryforwards..........................................  $   5,601   $   5,934
  Accrued liabilities.......................................      2,194       1,752
  Depreciation and amortization, net........................        687          --
  Other deferred tax assets.................................      5,049       1,163
                                                              ---------   ---------
          Total deferred tax assets.........................     13,531       8,849
                                                              ---------   ---------
Deferred tax liabilities:
  Unrealized investment gain................................   (110,735)    (89,148)
  Prepaid expenses..........................................     (5,575)    (14,723)
  Depreciation and amortization, net........................         --        (817)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (116,310)   (104,688)
                                                              ---------   ---------
          Less: Valuation allowance.........................     (5,187)     (4,872)
                                                              ---------   ---------
          Net deferred tax liabilities......................  $(107,966)  $(100,711)
                                                              =========   =========

     A valuation allowance has been provided against certain state incentive credit and net operating loss carryforwards because realization of these amounts is dependent on generating sufficient state taxable income in future periods. At the present time, realization of these amounts is not more likely than not. At September 29, 2000, state incentive credit carryforwards total approximately $8.0 million and expire beginning December 31, 2007 and state net operating losses total approximately $10.4 million and expire December 31, 2004.

7. NET CAPITAL

     The Company's subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

     The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $226.8 million and $104.0 million as of September 29, 2000 and September 24, 1999, respectively, which exceeded aggregate minimum net capital requirements by $164.0 million and $70.0 million, respectively. Subsidiary net capital in the amount of $62.7 million and $34.0 million as of September 29, 2000 and September 24, 1999, respectively, was not available for transfer to the Company.

8. STOCK OPTION AND INCENTIVE PLANS

     The Company has two stock option plans, the Ameritrade Holding Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan") and the Directors Incentive Plan (the "Directors Plan"), both initiated in fiscal 1997.

     The Long-Term Incentive Plan authorizes the award of options to purchase Class A Common Stock, Class A Common Stock appreciation rights, shares of Class A Common Stock and performance units. The Long-Term Incentive Plan reserves 9,600,000 shares of the Company's Class A Common Stock for issuance to eligible employees. The Directors Plan authorizes the award of options to purchase Class A Common Stock and shares of Class A Common Stock. The Directors Plan reserves 960,000 shares of the Company's Class A Common Stock for issuance to non-employee directors. Options are generally granted at not less than the fair market value at grant date, vest over a 1 to 4 year period, and expire 10 years after the grant date.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's outstanding stock options as of September 29, 2000, September 24, 1999 and September 25, 1998 is presented below:

                                   2000                         1999                         1998
                        --------------------------   --------------------------   --------------------------
                                         WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                          AVERAGE                      AVERAGE                      AVERAGE
                          NUMBER OF      EXERCISE      NUMBER OF      EXERCISE      NUMBER OF      EXERCISE
                           OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                        --------------   ---------   --------------   ---------   --------------   ---------
                        (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
Outstanding at
  beginning of year...      2,171         $  8.39        1,777         $ 2.09            96          $1.25
  Granted.............      2,147           16.95          656          22.86         1,681           2.14
  Exercised...........       (251)          (2.11)        (262)         (1.93)           --             --
  Canceled............       (378)         (20.22)          --             --            --             --
                            -----         -------        -----         ------         -----          -----
Outstanding at end of
  year................      3,689         $ 12.59        2,171         $ 8.39         1,777          $2.09
Exercisable at end of
  year................        874         $  5.96          394         $ 2.06            96          $1.25
Available for future
  grant at end of
  year................      6,358                        8,127                        8,783
Weighted-average fair
  value of options
  granted during the
  year................                    $ 12.68                      $18.62                        $1.23

     The following table summarizes information about the stock options outstanding at September 29, 2000:

                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                     ----------------------------------------   --------------------------
                                                       WEIGHTED-
                                                        AVERAGE     WEIGHTED-                    WEIGHTED-
                                                       REMAINING     AVERAGE                      AVERAGE
                                       NUMBER OF      CONTRACTUAL   EXERCISE      NUMBER OF      EXERCISE
     RANGE OF EXERCISE PRICES           OPTIONS          LIFE         PRICE        OPTIONS         PRICE
     ------------------------        --------------   -----------   ---------   --------------   ---------
                                     (IN THOUSANDS)   (IN YEARS)                (IN THOUSANDS)
$ 1.00-$ 5.00.....................       1,255           7.11        $ 2.12          703          $ 2.11
$ 5.01-$10.00.....................          --             --            --           --              --
$10.01-$15.00.....................          60           8.44         14.83           20           14.83
$15.01-$20.00.....................       2,143           7.62         16.61          103           16.20
$20.01-$25.00.....................          87           9.50         23.19           --              --
$25.01-$30.00.....................          --             --            --           --              --
$30.01-$35.00.....................          --             --            --           --              --
$35.01-$40.00.....................         144           6.69         36.64           48           36.64
                                         -----           ----        ------          ---          ------
$ 1.00-$40.00.....................       3,689           7.47        $12.59          874          $ 5.96

     There were no Stock Appreciation Rights or performance units outstanding as of September 29, 2000 or during the three years then ended.

     As discussed in Note 1, the Company has elected to follow APB 25 and related Interpretations in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding the net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required as if the Company had accounted for its stock-based awards to

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES employees under the fair value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, 1999 and 1998, respectively: risk-free interest rate of 6.00 percent, 6.00 percent and 5.95 percent; dividend yield of zero for all years; expected volatility of 85 percent for fiscal 2000, 111 percent for fiscal 1999 and 50 percent for fiscal 1998; and an expected option life of five years, five years and eight years, respectively. The weighted average fair value of options granted was $12.68 in fiscal 2000, $18.62 in fiscal 1999 and $1.23 in fiscal 1998. Pro forma net income (loss) and earnings (loss) per share are as follows:

                                                                 2000      1999      1998
                                                               --------   -------   ------
Net income (loss)                  As reported..............   $(13,626)  $11,539   $  210
                                   Pro forma................    (18,135)    8,782     (563)
                                                               --------   -------   ------
Basic earnings (loss) per share    As reported..............   $  (0.08)  $  0.07   $ 0.00
                                   Pro forma................   $  (0.10)  $  0.05   $(0.00)
Diluted earnings (loss) per share  As reported..............   $  (0.08)  $  0.07   $ 0.00
                                   Pro forma................   $  (0.10)  $  0.05   $(0.00)

9. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) and profit-sharing plan under which the annual and matching contributions are determined at the discretion of the Board of Directors. Profit-sharing expense was $0, $0.3 million, and $0.8 million for fiscal years 2000, 1999, and 1998, respectively. No 401(k) matching contributions were made during fiscal years 2000, 1999, and 1998.

     The Company has an executive bonus plan that was designed to allow designated executive participants the opportunity to earn bonus awards with current and deferred components. The value of each component is based on the annual increase, if any, in the book value per share of the common stock. Executive bonus plan expense was $0, $0.3 million, and $1.0 million for fiscal years 2000, 1999, and 1998, respectively. The executive bonus plan was terminated at the end of fiscal 2000.

10. EARNINGS (LOSS) PER SHARE

     Reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computation is presented below.

                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss)...........................................  $(13,626)  $ 11,539   $    210
                                                              --------   --------   --------
Weighted average shares outstanding -- basic................   175,025    174,342    174,188
Effect of dilutive securities:
  Assumed exercise of stock options.........................        --      1,403        256
                                                              --------   --------   --------
Weighted average shares outstanding -- diluted..............   175,025    175,745    174,444
                                                              ========   ========   ========
Earnings (loss) per share -- basic..........................  $  (0.08)  $   0.07   $   0.00
Earnings (loss) per share -- diluted........................  $  (0.08)  $   0.07   $   0.00

     Because the Company reported a net loss in fiscal 2000, the calculation of diluted earnings (loss) per share does not include common stock equivalents as they are anti-dilutive, resulting in a reduction of loss per share. If the Company had reported net income in fiscal 2000, there would have been 1,222,000 additional shares for options outstanding in the calculation of diluted earnings per share. In addition, the subordinated convertible notes are not included in the EPS calculations above because the effect would also be anti-dilutive.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

     Lease Commitments -- The Company and its subsidiaries have various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows:

FISCAL YEAR ENDING                                           AMOUNT
------------------                                          --------
2001.....................................................   $ 34,598
2002.....................................................     29,918
2003.....................................................     17,007
2004.....................................................      7,053
2005.....................................................      5,635
Thereafter (to April 2019)...............................     38,818
                                                            --------
          Total..........................................   $133,029
                                                            ========

     Prior to and including a portion of fiscal 1999, the Company and certain of its subsidiaries leased one of their office facilities from the Chairman and Chief Executive Officer of the Company. During fiscal 1999, the facility was sold to an unrelated third party. Additionally, the Company and its subsidiaries lease certain computer equipment, office equipment, and office facilities under various operating leases. Rental expense was approximately $31.5 million, $11.2 million and $6.2 million for fiscal years 2000, 1999 and 1998, respectively.

     Letter of Credit -- Letters of credit in the amount of $198 million and $100 million as of September 29, 2000 and September 24, 1999, respectively, have been issued by several financial institutions on behalf of Advanced Clearing, a wholly-owned subsidiary of the Company which acts as a securities clearing firm. The letters of credit have been issued to finance margin debits and support margin requirements. Advanced Clearing pays a maintenance fee of 0.25 to 0.5 percent of the committed amount for the letters of credit. In addition, the same financial institutions may make loans to Advanced Clearing if requested under note agreements. Advanced Clearing has pledged customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of September 29, 2000 and September 24, 1999, no amounts were outstanding under the notes.

     Legal -- On September 16, 1998, a putative class action complaint was filed in the District Court, Douglas County, Nebraska, regarding the Company's alleged inability to handle the volume of subscribers to its Internet brokerage services. After initial proceedings and discovery, the complaint was amended and, on September 10, 1999, a second amended complaint was filed. The amended complaint seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. The Company believes that it has viable defenses to the allegations raised in the amended complaint and intends to assert them vigorously. However, because this proceeding is still at a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the ultimate outcome of this matter.

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

     General Contingencies -- In the general course of business, there are various contingencies which are not reflected in the financial statements. These include Advanced Clearing's customer activities involving the execution, settlement and financing of various customer securities transactions. These activities may expose Advanced Clearing to off-balance-sheet credit risk in the event the customers are unable to fulfill their contracted obligations.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

     Advanced Clearing's customer securities activities are transacted on either a cash or margin basis. In margin transactions, Advanced Clearing extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. In connection with these activities, Advanced Clearing executes and clears customer transactions involving the sale of securities not yet purchased ("short sales"). Such transactions may expose Advanced Clearing to off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, Advanced Clearing may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

     Advanced Clearing seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advanced Clearing monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary.

     Advanced Clearing records transactions on a settlement date basis, which are generally three business days after trade date. The risk of loss on unsettled transactions is identical to that of settled transactions and relates to customers and other parties ability to fulfill their contractual obligations.

     Advanced Clearing borrows and loans securities both to cover short sales and to complete customer transactions in the event that a customer fails to deliver or receive securities by the required date. Securities borrowed and securities loaned transactions are reported as collateralized financings except where other securities are used as collateral. Securities borrowed transactions require the Advanced Clearing to deposit cash with the lender. With respect to securities loaned, Advanced Clearing receives all collateral in the form of cash in an amount generally in excess of the market value of securities loaned. Failure to maintain levels of cash deposits or pledged securities at all times at least equal to the value of the related securities can subject Advanced Clearing to risk of loss. Advanced Clearing monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.

     Employment Agreements -- The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in the Company's control. Salaries are subject to adjustments according to the Company's financial performance and other factors.

12. SEGMENT INFORMATION

     Commencing in fiscal 2000, OnMoney, the Company's personal financial management subsidiary, was a reportable business segment. The Company now has two reportable business segments. Financial information for the Company's reportable segments are presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements.

                                                    BROKERAGE
                                                    OPERATIONS   ONMONEY      TOTAL
                                                    ----------   --------   ----------
Year Ended September 29, 2000:
  Interest -- net of interest expense.............  $  152,967   $      7   $  152,974
  Non-interest revenue............................     411,044        595      411,639
                                                    ----------   --------   ----------
  Net revenues....................................  $  564,011   $    602   $  564,613
                                                    ==========   ========   ==========
  Pre-tax income (loss)...........................  $   58,398   $(78,662)  $  (20,264)
  Identifiable assets at period end...............  $3,763,034   $ 35,202   $3,798,236

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                                                    BROKERAGE
                                                    OPERATIONS   ONMONEY      TOTAL
                                                    ----------   --------   ----------
Year Ended September 24, 1999:
  Interest -- net of interest expense.............  $   69,264   $     --   $   69,264
  Non-interest revenue............................     199,087         --      199,087
                                                    ----------   --------   ----------
  Net revenues....................................  $  268,351   $     --   $  268,351
                                                    ==========   ========   ==========
  Pre-tax income (loss)...........................  $   25,672   $ (7,564)  $   18,108
  Identifiable assets at period end...............  $3,035,499   $  1,584   $3,037,083
Year Ended September 25, 1998:
  Interest -- net of interest expense.............  $   37,437   $     --   $   37,437
  Non-interest revenue............................      97,478         --       97,478
                                                    ----------   --------   ----------
  Net revenues....................................  $  134,915   $     --   $  134,915
                                                    ==========   ========   ==========
  Pre-tax income (loss)...........................  $    3,626   $ (3,095)  $      531

     OnMoney losses are comprised primarily of advertising expense, employee compensation and benefits expense and professional services expense.

13. ACQUISITIONS

     On May 25, 2000, the Company issued 267,000 shares of its Class A Common Stock to the stockholders of Ten Bagger, the corporation that developed the stock analysis tool, the BigEasy Investor(TM), in connection with the acquisition by the Company for all the issued and outstanding shares of common stock of Ten Bagger. Under the purchase agreement, the Company shall issue additional shares of its Class A Common Stock with a value between a minimum of $8.0 million and a maximum of $13.3 million to the former stockholders of Ten Bagger during the 18-month period following the acquisition date, depending upon the achievement of certain performance targets, the satisfaction of certain indemnification obligations and the market price of the Company's Class A Common Stock at the time of issuance. The performance targets had not been achieved at September 29, 2000. The transaction was accounted for as a purchase with the resulting goodwill of approximately $10.9 million being amortized over 7 years.

     On July 21, 2000, the Company acquired Financial Passport. The acquisition of Financial Passport, which is an Internet-based provider of financial planning services and an online marketplace for a wide range of financial products and services, will allow the Company's OnMoney subsidiary to expand the range of products and services that it offers its customers. Under the terms of the merger agreement, the Company issued 1,482,548 shares of its Class A Common Stock (and paid cash of $136,921 in lieu of small stockholders and fractional shares) in exchange for the outstanding shares of Financial Passport common stock. The transaction was accounted for as a purchase with the resulting goodwill of approximately $17.9 million being amortized over 10 years.

     The purchase price for Ten Bagger and Financial Passport was comprised of the following consideration:

Cash paid, net of cash acquired.............................   $ 5,995
Common stock issued.........................................    21,377
Common stock issuable in Ten Bagger transaction.............     7,995
Liabilities assumed.........................................     1,101
                                                               -------
          Total consideration...............................   $36,468
                                                               =======

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

     The purchase price allocation is summarized as follows:

Fair value of tangible assets acquired......................   $ 4,128
Deferred income taxes.......................................     3,550
Goodwill....................................................    28,790
                                                               -------
          Total.............................................   $36,468
                                                               =======

     The following unaudited pro forma financial information sets forth the results of operations of the Company as if the acquisitions of Ten Bagger and Financial Passport had occurred on September 27, 1997.

     Pro forma financial information (unaudited)

                                                               FISCAL YEAR ENDED
                                                ------------------------------------------------
                                                SEPT. 29, 2000   SEPT. 24, 1999   SEPT. 25, 1998
                                                --------------   --------------   --------------
Net revenues..................................     $564,773         $268,546         $135,019
Net income (loss).............................     $(24,523)        $  1,444         $ (4,924)
Basic earnings (loss) per share...............     $  (0.14)        $   0.01         $  (0.03)

     On August 6, 1999, the Company acquired The R.J. Forbes Group, Inc. for cash of approximately $7.3 million. The transaction was accounted for as a purchase with resulting goodwill of approximately $7.2 million being amortized over 20 years. The following unaudited pro forma financial information sets forth the results of operations of the Company as if the acquisition of The R.J. Forbes Group, Inc. had occurred on September 27, 1997.

     Pro forma financial information (unaudited)

                                                                    FISCAL YEAR ENDED
                                                             -------------------------------
                                                             SEPT. 24, 1999   SEPT. 25, 1998
                                                             --------------   --------------
Net revenues...............................................     $328,618         $168,338
Net income (loss)..........................................     $ 16,886         $   (138)
Basic earnings (loss) per share............................     $   0.09         $  (0.00)

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

14. QUARTERLY DATA (UNAUDITED)
    IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                     FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000
                                                     ---------------------------------------------
                                                       FIRST      SECOND       THIRD      FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                     ---------   ---------   ---------   ---------
Revenues...........................................  $131,238    $194,031    $172,277    $156,303
Interest expense...................................    20,385      23,726      23,192      22,535
                                                     --------    --------    --------    --------
          Net revenues.............................   110,853     170,305     149,085     133,768
Total expenses excluding interest..................   144,546     164,753     141,493     133,483
                                                     --------    --------    --------    --------
Income (loss) before provision for income taxes....   (33,693)      5,552       7,592         285
Net income (loss)..................................  $(21,711)   $  3,201    $  4,598    $    286
                                                     ========    ========    ========    ========
Basic earnings (loss) per share....................  $  (0.12)   $   0.02    $   0.03    $   0.00
Diluted earnings (loss) per share..................  $  (0.12)   $   0.02    $   0.03    $   0.00
Stock price data
  High.............................................  $  30.75    $  24.25    $  20.25    $  20.81
  Low..............................................  $  16.25    $  15.13    $  11.00    $  11.38

                                                         FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 1999
                                                         ---------------------------------------------
                                                           FIRST      SECOND       THIRD      FOURTH
                                                          QUARTER     QUARTER     QUARTER     QUARTER
                                                         ---------   ---------   ---------   ---------
Revenues...............................................   $61,977     $73,920     $90,140     $89,213
Interest expense.......................................     9,860      10,258      12,046      14,735
                                                          -------     -------     -------     -------
          Net revenues.................................    52,117      63,662      78,094      74,478
Total expenses excluding interest......................    46,225      51,032      64,204      88,782
                                                          -------     -------     -------     -------
Income (loss) before provision for income taxes........     5,892      12,630      13,890     (14,304)
Net income (loss)......................................   $ 3,742     $ 8,078     $ 8,917     $(9,198)
                                                          =======     =======     =======     =======
Basic earnings (loss) per share........................   $  0.02     $  0.05     $  0.05     $ (0.05)
Diluted earnings (loss) per share......................   $  0.02     $  0.05     $  0.05     $ (0.05)
Stock price data
  High.................................................   $  6.13     $ 21.43     $ 57.75     $ 41.25
  Low..................................................   $  2.20     $  5.34     $ 20.58     $ 16.13

---------------

Quarterly amounts may not sum to year end totals due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon the Company's review of forms filed by directors, officers and certain beneficial owners of the Company's common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has identified the following filings that were filed late by the Section 16 Reporting Persons during fiscal 2000: (i) J. Peter Ricketts was late in filing one form 4 with respect to one transaction; and (ii) Vincent Passione was late in filing form 3. The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

     The other information about Directors required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2001 annual meeting of stockholders, to be held February 21, 2001, to be filed with the SEC pursuant to Regulation 14A within 120 days after September 29, 2000 (the "Proxy Statement"). Other information about Executive Officers is shown starting on page 15 of this filing.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

     1. Financial Statements

     2. Financial Statement Schedules Condensed Parent Company Only Financial Statements are included in 14(d) below.

     3. Exhibits

           2.1           -- Merger Agreement, dated as of June 30, 2000, among
                            Ameritrade Holding Corporation, Financial Passport, Inc.,
                            OM Acquisition Sub I, Inc. and OnMoney Financial Services
                            Corporation (incorporated by reference to Exhibit 2.1 to
                            the Company's current report on Form 8-K filed on August
                            11, 2000)

           3.1           -- Restated Certificate of Incorporation of Ameritrade
                            Holding Corporation dated July 1, 1999 (incorporated by
                            reference to Exhibit 3.6 of the Company's quarterly
                            report on Form 10-Q filed on August 9, 1999)
           3.2           -- Bylaws (incorporated by reference to Exhibit 3.2 of the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-17495) filed on February 7, 1997)
           4.1           -- Form of Certificate for Class A Common Stock
                            (incorporated by reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-17495) filed on February 7, 1997)
           4.2           -- Form of Note for the Company's 5.75% Convertible
                            Subordinated Note due August 1, 2004 (incorporated by
                            reference to Exhibit 4.2 of the Company's Annual Report
                            on Form 10-K and amendments thereto filed on December 23,
                            1999)
           4.3           -- Indenture dated August 4, 1999, between Ameritrade
                            Holding Corporation and The Bank of New York, as trustee
                            (incorporated by reference to Exhibit 4.3 of the
                            Company's Registration Statement on Form S-3, File No.
                            333-87999, filed on September 28, 1999)
           4.4           -- First Supplemental Indenture dated August 4, 1999,
                            between Ameritrade Holding Corporation and The Bank of
                            New York, as trustee (incorporated by reference to
                            Exhibit 4.4 of the Company's Registration Statement on
                            Form S-3, File No. 333-87999, filed on September 28,
                            1999)
           4.5           -- Registration Rights Agreement dated August 4, 1999,
                            between Ameritrade Holding Corporation and Goldman, Sachs
                            & Co. and relating to the Company's 5.75% Convertible
                            Subordinated Notes due August 1, 2004 (incorporated by
                            reference to Exhibit 4.5 of the Company's Registration
                            Statement on Form S-3, File No. 333-87999, filed on
                            September 28, 1999)
           4.6           -- Registration Rights Agreement dated July 21, 2000,
                            between Ameritrade Holding Corporation and J. Roderick
                            Heller, III and Dennis Hooks as representatives of each
                            stockholder of Financial Passport, Inc.
          10.1           -- Broker Loan Pledge and Security Agreement, dated as of
                            October 24, 1989, made by AmeriTrade, Inc. (now known as
                            Advanced Clearing, Inc.) in favor of the First National
                            Bank of Chicago (incorporated by reference to Exhibit
                            10.18 of the Company's Registration Statement on Form S-1
                            (Registration No. 333-17495) filed on February 7, 1997)
          10.2           -- Master Broker Loan Note, dated as of October 24, 1989,
                            made by AmeriTrade, Inc. (now known as Advanced Clearing,
                            Inc.) in favor of the First National Bank of Chicago
                            (incorporated by reference to Exhibit 10.19 of the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-17495) filed on February 7, 1997)
          10.3           -- Lease, dated as of February 3, 1998, between Southroads
                            Mall and Ameritrade Holding Corporation (incorporated by
                            reference to Exhibit 10.24 of the Company's quarterly
                            report on Form 10-Q filed on May 12, 1998)
          10.4           -- Lease, dated as of March 19, 1999, between Alliance
                            Gateway No. 17, Ltd. and Ameritrade Holding Corporation
                            (incorporated by reference to Exhibit 10.10 of the
                            Company's quarterly report on Form 10-Q filed on August
                            9, 1999)
          10.5           -- Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by
                            reference to Exhibit 10.11 of the Company's quarterly
                            report on Form 10-Q filed on August 9, 1999)
          10.6           -- Agreement of Lease, dated July 28, 1999, between NBP 132,
                            LLC and Ameritrade Holding Corporation (incorporated by
                            reference to Exhibit 10.13 of the Company's Annual Report
                            on Form 10-K and amendments thereto filed on December 23,
                            1999)

          10.7           -- First Amendment to Lease, dated September 27, 1999
                            between NBP 132, LLC and Ameritrade Holding Corporation
                            (incorporated by reference to Exhibit 10.14 of the
                            Company's Annual Report on Form 10-K and amendments
                            thereto filed on December 23, 1999)
          10.8           -- Addendum to Lease, dated July 28, 1999 between NBP 132,
                            LLC and Ameritrade Holding Corporation (incorporated by
                            reference to Exhibit 10.15 of the Company's Annual Report
                            on Form 10-K and amendments thereto filed on December 23,
                            1999)
         *10.9           -- Employment Contract, dated as of December 3, 1996,
                            between J. Joe Ricketts and Ameritrade Holding
                            Corporation (incorporated by reference to Exhibit 10.26
                            of the Company's Registration Statement on Form S-1
                            (Registration No. 333-17495) filed on February 7, 1997)
         *10.10          -- Employment Contract, dated as of March 24, 1999, between
                            Jack R. McDonnell and Ameritrade Holding Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Company's quarterly report on Form 10-Q filed May 10,
                            1999)
         *10.11          -- Employment Agreement, dated as of August 2, 1999, between
                            Vincent Passione and OnMoney Financial Services
                            Corporation as supplemented by Addendum to Employment
                            Agreement
         *10.12          -- Employment Contract, dated as of March 27, 2000, between
                            John R. MacDonald and Ameritrade Holding Corporation
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's quarterly report on Form 10-Q filed May 15,
                            2000)
         *10.13          -- Employment Contract, dated as of February 15, 1999,
                            between Thomas K. Lewis and Ameritrade Holding
                            Corporation (incorporated by reference to Exhibit 10.20
                            of the Company's quarterly report on Form 10-Q filed May
                            10, 1999)
         *10.14          -- Form of Executive Bonus Plan (incorporated by reference to Exhibit 10.29 of the Company's Registration Statement
                            on Form S-1 (Registration No. 333-17495) filed on
                            February 7, 1997)
         *10.15          -- Amended and Restated 1996 Long-Term Incentive Plan dated
                            October 23, 1999 (incorporated by reference to Exhibit
                            10.22 of the Company's Annual Report on Form 10-K and
                            amendments thereto filed on December 23, 1999)
         *10.16          -- 1996 Directors Incentive Plan, as amended February 10,
                            1998. This plan supercedes plan filed February 7, 1997
                            (incorporated by reference to Exhibit 10.20 of the
                            Company's Annual Report on Form 10-K and amendments
                            thereto filed on December 21, 1998)
         *10.17          -- Loan Agreement, dated as of January 16, 1998, made by
                            Ameritrade Holding Corporation in favor of a bank group
                            (incorporated by reference to Exhibit 10.22 of the
                            Company's quarterly report on Form 10-Q filed on February
                            13, 1998)
          10.18          -- Amendment to Loan Agreement dated as of May 24, 1999
                            (incorporated by reference to Exhibit 10.20 of the
                            Company's quarterly report on Form 10-Q filed on August
                            9, 1999)
          10.19          -- Amended and Restated Revolving Credit Agreement dated as of January 25, 2000 between Ameritrade Holding
                            Corporation and the banks a party thereto (incorporated
                            by reference to Exhibit 10.23 of the Company's quarterly
                            report on Form 10-Q filed February 14, 2000)
          10.20          -- First Amendment to Amended and Restated Revolving Credit
                            Agreement dated as of April 28, 2000 (incorporated by
                            reference to Exhibit 10.1 of the Company's quarterly
                            report on Form 10-Q filed August 14, 2000)
          10.21          -- Second Amendment to Amended and Restated Revolving Credit
                            Agreement
          21.1           -- Subsidiaries of the Registrant

          23             -- Independent Auditors' Consent
          24.1           -- Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Gene L. Finn
          24.2           -- Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Thomas Y.
                            Hartley
          24.3           -- Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Charles L.
                            Marinaccio
          24.4           -- Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Mark L.
                            Mitchell
          24.5           -- Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of John W. Ward
          24.6           -- Power of Attorney authorizing J. Peter Ricketts to sign the annual report on Form 10-K on behalf of Robert T.
                            Slezak
          27.1           -- Financial Data Schedule (EDGAR filing only)

*Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this report.

     (b) Reports on Form 8-K

     On August 8, 2000, a Form 8-K was filed with the SEC under Item 5 announcing the resignation of then Chief Executive Officer, Thomas Lewis.

     On August 11, 2000, a Form 8-K was filed with the SEC under Item 2 announcing the merger of a wholly-owned subsidiary of Ameritrade Holding Corporation with and into Financial Passport, Inc.

     On September 26, 2000, a Form 8-K/A was filed with the SEC under Item 7 presenting the financial information related to the merger of wholly-owned subsidiary of Ameritrade Holding Corporation with and into Financial Passport, Inc. ("FPI"). The Form 8-K/A included the following financial statements:

     - Audited Consolidated Financial Statements of Pace Financial Network LLC for the years ended December 31, 1999 and December 31, 1998 with accompanying Report of Independent Auditors (Pace Financial Network LLC was a predecessor entity of FPI)

     - Unaudited Consolidated Condensed Financial Statements of FPI for the six months ended June 30, 2000 and June 30, 1999

     - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Balance Sheet as of June 30, 2000

     - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended September 24, 1999

     - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended June 30, 2000

     (d) Condensed Parent Company Only Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

     We have audited the consolidated financial statements of Ameritrade Holding Corporation and subsidiaries (collectively, the "Company") as of September 29, 2000 and September 24, 1999 and for each of the three years in the period ended September 29, 2000 and have issued our report thereon dated October 24, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Ameritrade Holding Corporation, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
October 24, 2000

              AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                AS OF SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999
                       IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Cash and cash equivalents...................................  $    248   $ 51,941
Investments in subsidiaries.................................   321,878    193,896
Property and equipment -- net of accumulated depreciation
  and amortization: 2000 -- $10,046; 1999 -- $3,365.........    46,993     36,192
Investments.................................................   292,907    230,619
Other assets................................................    12,370      7,643
                                                              --------   --------
          Total assets......................................  $674,396   $520,291
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities..................  $ 24,635   $ 10,268
  Notes payable.............................................   275,000    200,000
  Deferred income taxes.....................................   110,593     89,560
                                                              --------   --------
          Total liabilities.................................   410,228    299,828
                                                              --------   --------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $1 par value; authorized 3,000,000
     shares, none issued....................................
  Common stock, $0.01 par value:
     Class A -- 270,000,000 shares authorized;
      2000 -- 160,036,664 shares issued; 1999 -- 158,103,480
      shares issued.........................................     1,600      1,580
     Class B -- 18,000,000 shares authorized; 16,372,800
      shares issued.........................................       164        164
                                                              --------   --------
          Total common stock................................     1,764      1,744
Additional paid in capital..................................    47,864     24,079
Retained earnings...........................................    41,670     55,296
Treasury stock -- Class A shares at cost: 2000 -- 43,492
  shares; 1999 --39,624 shares..............................      (331)       (93)
Accumulated other comprehensive income......................   173,201    139,437
                                                              --------   --------
          Total stockholders' equity........................   264,168    220,463
                                                              --------   --------
          Total liabilities and stockholders' equity........  $674,396   $520,291
                                                              ========   ========

              AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND SEPTEMBER 25,
                                      1998
                                  IN THOUSANDS

                                                                2000       1999      1998
                                                              --------   --------   -------
Revenues:
  Interest revenue..........................................  $    999   $    699   $    45
  Equity income from investments............................        --         --     5,083
  Gain from sale of investment..............................        --         --       795
  Management fee............................................    49,554     20,570     9,360
  Other.....................................................        43         93       252
                                                              --------   --------   -------
          Total revenues....................................    50,596     21,362    15,535
  Interest expense..........................................    16,417      3,821       689
                                                              --------   --------   -------
          Net revenues......................................    34,179     17,541    14,846
Expenses excluding interest:
  Employee compensation and benefits........................    13,718     10,792     6,626
  Professional services.....................................    10,930     11,612     4,179
  Other.....................................................    13,211      7,526     3,625
                                                              --------   --------   -------
          Total expenses excluding interest.................    37,859     29,930    14,430
                                                              --------   --------   -------
Income (loss) from operations before income taxes and equity
  in earnings of subsidiaries...............................    (3,680)   (12,389)      416
Provision for (benefit from) income taxes...................    (1,271)    (4,485)      170
                                                              --------   --------   -------
Income before equity in earnings (loss) of subsidiaries.....    (2,409)    (7,904)      246
Equity in earnings (loss) of subsidiaries...................   (11,217)    19,443       (36)
                                                              --------   --------   -------
Net income (loss)...........................................  $(13,626)  $ 11,539   $   210
                                                              ========   ========   =======

              AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND SEPTEMBER 25,
                                      1998
                                  IN THOUSANDS

                                                               2000        1999        1998
                                                             ---------   ---------   --------
Cash Flows From Operating Activities:
  Net income (loss)........................................  $ (13,626)  $  11,539   $    210
  Adjustments to reconcile net income (loss) to net cash
     flows from operating activities:
  Equity in earnings (loss) of subsidiaries................     11,217     (19,443)        36
  Depreciation and amortization............................      6,687       2,225        715
  Deferred income taxes....................................       (554)      1,149        436
  Equity income from investments...........................         --          --     (5,083)
  Gain from sale of investment.............................         --          --       (795)
  Changes in operating assets and liabilities:
     Other assets..........................................     (3,061)     (6,495)      (373)
     Accounts payable and accrued liabilities..............     14,366       5,754      1,715
                                                             ---------   ---------   --------
          Net cash provided by (used in) operating
            activities.....................................     15,029      (5,271)    (3,139)
                                                             ---------   ---------   --------
Cash Flows From Investing Activities:
  Acquisition of subsidiaries, net of cash and cash
     equivalents...........................................     (5,995)     (6,917)        --
  Investment in subsidiaries...............................   (263,981)   (131,976)   (40,570)
  Dividends from subsidiaries..............................    152,153      31,370     15,350
  Purchase of property and equipment.......................    (17,487)    (24,839)   (12,033)
  Purchase of investments..................................     (6,936)         --     (1,653)
  Distributions received from investments..................         --          --     12,265
  Proceeds from sale of investments........................         --          --      5,828
                                                             ---------   ---------   --------
          Net cash used in investing activities............   (142,246)   (132,362)   (20,813)
                                                             ---------   ---------   --------
Cash Flows From Financing Activities:
  Proceeds from notes payable..............................    160,000     294,000     22,500
  Principal payments on notes payable......................    (85,000)   (105,000)   (11,500)
  Proceeds from exercise of stock options..................        531         507         --
  Purchase of treasury stock...............................       (269)         --       (286)
  Reissuance of treasury stock.............................        262          66        136
                                                             ---------   ---------   --------
          Net cash provided by financing activities........     75,524     189,573     10,850
                                                             ---------   ---------   --------
Net Increase (Decrease) in Cash and Cash Equivalents.......    (51,693)     51,940    (13,102)
Cash and Cash Equivalents at Beginning of Year.............     51,941           1     13,103
                                                             ---------   ---------   --------
Cash and Cash Equivalents at End of Year...................  $     248   $  51,941   $      1
                                                             =========   =========   ========
Supplemental Cash Flow Information:
  Interest paid............................................  $  14,292   $   2,258   $    591
  Income taxes paid (refunds received).....................  $  (9,361)  $  14,149   $ (1,419)
Noncash Financing Activities:
  Tax benefit on exercise of stock options.................  $   1,666   $   1,865   $     --
  Issuance of common stock in purchase of subsidiaries.....  $  21,377   $      --   $     --

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on the 20th day of December, 2000.

                                            AMERITRADE HOLDING CORPORATION

                                            By:     /s/ J. JOE RICKETTS
                                              ----------------------------------
                                                       J. Joe Ricketts
                                              Chairman, Chief Executive Officer
                                                              and
                                                Director (Principal Executive
                                                            Officer)

                                            By:    /s/ JOHN R. MACDONALD
                                              ----------------------------------
                                                      John R. MacDonald
                                              Vice President and Chief Financial
                                                            Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of December, 2000.


                 /s/ J. JOE RICKETTS                   Chairman, Chief Executive Officer and Director
-----------------------------------------------------
                   J. Joe Ricketts

                /s/ J. PETER RICKETTS                  Senior Vice President of Business Development
-----------------------------------------------------    and Vice Chairman
                  J. Peter Ricketts

               /s/ ROBERT T. SLEZAK(1)                 Director
-----------------------------------------------------
                  Robert T. Slezak

                 /s/ GENE L. FINN(1)                   Director
-----------------------------------------------------
                    Gene L. Finn

              /s/ THOMAS Y. HARTLEY(1)                 Director
-----------------------------------------------------
                  Thomas Y. Hartley

            /s/ CHARLES L. MARINACCIO(1)               Director
-----------------------------------------------------
                Charles L. Marinaccio

               /s/ MARK L. MITCHELL(1)                 Director
-----------------------------------------------------
                  Mark L. Mitchell

                 /s/ JOHN W. WARD(1)                   Director
-----------------------------------------------------
                    John W. Ward

            (1) By: /s/ J. PETER RICKETTS
    ---------------------------------------------
                  J. Peter Ricketts
                  Attorney-In-Fact