Form 10-Q
period 2000-12-31
AMERITRADE HOLDING CORP
filed 2001-02-09
CIK 1027401

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2000

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

                            Yes (X)     No ( )

As of February 7, 2001 there were 178,148,424 outstanding shares of the registrant's common stock consisting of 161,775,624 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

===============================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                          Page
                                                                           No.
                                                                          ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
           Independent Accountants' Review Report                           3
           Balance Sheets                                                   4
           Statements of Operations                                         5
           Statements of Cash Flows                                         6
           Notes to Financial Statements                                    7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      14


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                               14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                       15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                    15
           (b) Reports on Form 8-K                                         15


           Signatures                                                      16

PART I - FINANCIAL INFORMATION

     ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of December 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

February 8, 2001
Omaha, Nebraska

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (In thousands, except share amounts)

                                                                                              DECEMBER 31,  SEPTEMBER 29,
                                                                                                 2000           2000
                                                                                              -----------   -------------
ASSETS
Cash and cash equivalents                                                                     $  305,907    $   82,351
Cash and investments segregated in compliance with federal regulations                           830,487       255,956
Receivable from brokers, dealers, and clearing organizations                                     179,238        24,646
Receivable from customers and correspondents - net of allowance
  for doubtful accounts:  Dec. 31, 2000 - $4,071; Sept. 29, 2000 - $4,017                      1,863,028     2,926,981
Refundable income taxes                                                                                -         4,108
Furniture, equipment and leasehold improvements - net of accumulated
  depreciation and amortization:  Dec. 31, 2000 - $42,544; Sept. 29, 2000 - $34,056               97,153        90,348
Goodwill - net of accumulated amortization: Dec. 31, 2000 - $4,261; Sept. 29, 2000 - $3,240       39,109        40,002
Investments                                                                                      118,635       292,907
Other assets                                                                                      80,687        80,937
                                                                                              ----------    ----------
     Total assets                                                                             $3,514,244     3,798,236
                                                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Payable to brokers, dealers and clearing organizations                                      $  409,964    $  433,706
  Payable to customers and correspondents                                                      2,586,030     2,618,157
  Accounts payable and accrued liabilities                                                       134,358        99,239
  Notes payable                                                                                   17,000        75,000
  Convertible subordinated notes                                                                 200,000       200,000
  Deferred income taxes                                                                           27,959       107,966
                                                                                              ----------    ----------
     Total liabilities                                                                         3,375,311     3,534,068
                                                                                              ----------    ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 3,000,000 shares authorized, none issued                              -             -
  Common stock, $0.01 par value:
     Class A - 270,000,000 shares authorized; Dec. 31, 2000 - 160,405,218 shares
       issued; Sept. 29, 2000 - 160,036,664 shares issued                                          1,605         1,600
     Class B - 18,000,000 shares authorized; 16,372,800 shares issued and
       outstanding                                                                                   164           164
                                                                                              ----------    ----------
     Total common stock                                                                            1,769         1,764

Additional paid-in capital                                                                        52,042        47,864
Retained earnings                                                                                 18,638        41,670
Treasury stock - Class A shares at cost (Dec. 31, 2000 - 35,248 shares;
  Sept. 29, 2000 - 43,492 shares)                                                                   (311)         (331)
Accumulated other comprehensive income                                                            66,795       173,201
                                                                                              ----------    ----------
     Total stockholders' equity                                                                  138,933       264,168
                                                                                              ----------    ----------

     Total liabilities and stockholders' equity                                               $3,514,244    $3,798,236
                                                                                              ==========    ==========


           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (In thousands, except per share amounts)

                                                       THREE MONTHS ENDED
                                               ------------------------------------
                                               DECEMBER 31, 2000  DECEMBER 31, 1999
                                               -----------------  -----------------
Revenues:
  Commissions and clearing fees                     $  82,081      $  77,592
  Interest revenue                                     61,376         48,941
  Other                                                 4,989          4,704
                                                    ---------      ---------
     Total revenues                                   148,446        131,237
  Customer interest expense                            17,524         16,820
                                                    ---------      ---------
     Net revenues                                     130,922        114,417

Expenses excluding customer interest:
  Employee compensation and benefits                   35,611         33,419
  Communications                                        8,276          7,231
  Occupancy and equipment costs                        21,118         12,872
  Advertising                                          57,477         58,662
  Professional services                                12,693         15,111
  Interest on borrowings                                4,682          3,566
  OnMoney development                                  18,551          8,731
  Other                                                 9,676          8,520
                                                    ---------      ---------
     Total expenses excluding customer interest       168,084        148,112
                                                    ---------      ---------
Loss before income tax benefit                        (37,162)       (33,695)
Income tax benefit                                    (14,130)       (11,984)
                                                    ---------      ---------

Net loss                                            $ (23,032)     $ (21,711)
                                                    =========      =========

Basic loss per share                                $   (0.13)     $   (0.12)
Diluted loss per share                              $   (0.13)     $   (0.12)

Weighted average shares outstanding - basic           176,558        174,543
Weighted average shares outstanding - diluted         176,558        174,543


           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                            ------------------------------------
                                                            DECEMBER 31, 2000  DECEMBER 31, 1999
                                                            -----------------  -----------------
Cash flows from operating activities:
  Net loss                                                      $ (23,032)     $ (21,711)
  Adjustments to reconcile net loss to net cash from
   operating activities:
    Depreciation and amortization                                   7,097          4,745
    Provision for loan losses                                         335             89
    Deferred income taxes                                         (11,977)        (8,331)
    Loss on disposal of property                                      618              -
    Amortization of goodwill                                        1,021            219
    Changes in operating assets and liabilities:
      Cash and investments segregated in compliance with
        federal regulations                                      (574,531)       151,344
      Brokerage receivables                                       909,026       (732,782)
      Other assets                                                  5,227         18,813
      Brokerage payables                                          (55,869)       697,280
      Accounts payable and accrued liabilities                     37,784          8,858
                                                                ---------      ---------
        Net cash provided by operating activities                 295,699        118,524

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements     (14,520)       (24,565)
  Purchase of investments                                            (165)        (3,333)
                                                                ---------      ---------
        Net cash used in investing activities                     (14,685)       (27,898)

Cash flows from financing activities:
  Proceeds from notes payable                                           -         20,000
  Principal payments on notes payable                             (58,000)             -
  Proceeds from exercise of stock options                             405            374
  Issuance of treasury stock                                          137             45
                                                                ---------      ---------
        Net cash provided by (used in) financing activities       (57,458)        20,419
                                                                ---------      ---------
Net increase in cash and cash equivalents                         223,556        111,045

Cash and cash equivalents at beginning of period                   82,351         76,943
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $ 305,907      $ 187,988
                                                                =========      =========

Supplemental cash flow information:
  Interest paid                                                 $  24,348      $  16,947
  Income taxes paid (refunds received)                          $  (7,609)     $       -

Noncash financing activities:
  Tax benefit on exercise of stock options                      $     869      $   1,271
  Issuance of common stock in acquisition of subsidiaries       $   2,792      $       -





           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            (COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 29, 2000.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, on September 30, 2000. There was no impact to the condensed consolidated financial statements as a result of adopting this standard.

Certain items in prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.


2.  INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million unregistered shares of Knight Trading Group, Inc. ("Knight"), representing an approximate six percent ownership. Knight is a publicly held company that is a market maker in equity securities. The Company derives certain revenues from Knight in exchange for routing trade orders to it for execution. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of December 31, 2000 and September 29, 2000, the Company's investment in Knight was valued at $110.2 million and $284.7 million, respectively. The Company's cost basis is $0.7 million, therefore the gross unrealized gain was $109.5 million and $284.0 million at December 31, 2000 and September 29, 2000, respectively.

As of December 31, 2000, the Company had pledged approximately 1.65 million shares of its Knight common stock to support its obligations under a revolving credit agreement and had also pledged approximately 6.25 million shares of its Knight common stock to support borrowings under a loan facility (See Note 3).


3.  NOTES PAYABLE

As of December 31, 2000, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement, as amended, permits borrowings up to $75.0 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent or (ii) 90-day LIBOR plus 1.50 percent. At December 31, 2000, the interest rate on this borrowing was 8.75 percent. The Company also pays a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $17.0 million and $75.0 million at December 31, 2000 and September 29, 2000, respectively. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. As further security for its obligations under the revolving credit agreement, the Company has pledged 1.65 million shares of its Knight common stock (see Note 2) to the bank group.

The Company also maintains a separate $75.0 million loan facility that is supported by approximately 6.25 million shares of the Company's Knight stock not pledged to the bank group. The Company had no borrowings outstanding under this loan facility at December 31, 2000 and September 29, 2000.

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


5.  NET CAPITAL

The Company's broker/dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker/dealer subsidiaries had net capital, in the aggregate, of $139.3 million and $226.8 million as of December 31, 2000 and September 29, 2000, respectively, which exceeded aggregate minimum net capital requirements by $99.1 million and $164.1 million, respectively. Subsidiary net capital in the amount of $40.2 million and $62.7 million as of December 31, 2000 and September 29, 2000, respectively, was not available for transfer to Ameritrade Holding Corporation.


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

Letter of Credit - Letters of credit in the amount of $139 million and $198 million as of December 31, 2000 and September 29, 2000, respectively, have been issued by several financial institutions on behalf of Advanced Clearing, a wholly-owned subsidiary of the Company which is a securities clearing firm. The letters of credit have been issued to finance margin debits and support margin requirements. Advanced Clearing pays a maintenance fee of 0.25 to 0.5 percent of the committed amount for the letters of credit. In addition, the same financial institutions may make loans to Advanced Clearing if requested under note agreements. Advanced Clearing pledges customer securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of December 31, 2000 and September 29, 2000, no amounts were outstanding under the notes.

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

Employment Agreements - The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in the Company's control. Salaries are subject to adjustments according to the Company's financial performance and other factors.


7.  SEGMENT INFORMATION

Commencing in fiscal 2000, OnMoney Financial Services Corporation ("OnMoney"), the Company's personal financial management subsidiary, was a reportable business segment. The Company has two reportable business segments. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the condensed consolidated financial statements.

                                                  BROKERAGE
                                                  OPERATIONS   ONMONEY      TOTAL
                                                  ----------   --------   ----------
Three months ended December 31, 2000
     Interest - net of customer interest expense  $   43,842   $     10   $   43,852
     Non-interest revenue                             86,865        205       87,070
                                                  ----------   --------   ----------

     Net revenues                                 $  130,707   $    215   $  130,922
                                                  ==========   ========   ==========

     Pre-tax loss                                 $  (18,826)  $(18,336)  $  (37,162)
     Identifiable assets at December 31, 2000      3,478,099     36,145    3,514,244

Three months ended December 31, 1999
     Interest - net of customer interest expense  $   32,121   $      -   $   32,121
     Non-interest revenue                             82,296          -       82,296
                                                  ----------   --------   ----------

     Net revenues                                 $  114,417   $      -   $  114,417
                                                  ==========   ========   ==========

     Pre-tax loss                                 $  (24,964)  $ (8,731)  $  (33,695)
     Identifiable assets at December 31, 1999      3,871,184      1,497    3,872,681


OnMoney losses are comprised primarily of advertising expense, employee compensation and benefits expense and professional services expense.

8.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                                 THREE MONTHS ENDED
                                                       ------------------------------------
                                                       DECEMBER 31, 2000  DECEMBER 31, 1999
                                                       -----------------  -----------------
Net loss                                                   $ (23,032)          $(21,711)

Other comprehensive income
  Net unrealized holding gains (losses) on investment
  securities available-for-sale arising during the period   (174,436)           134,425

  Adjustment for deferred income taxes                        68,030            (52,426)
                                                           ---------           --------
Total other comprehensive income (loss), net of tax         (106,406)            81,999
                                                           ---------           --------
Comprehensive income (loss)                                $(129,438)          $ 60,288
                                                           ---------           --------


9.  ACQUISITION

On December 1, 2000, the Company issued 316,818 shares of its Class A Common Stock in connection with its May 25, 2000 acquisition of Ten Bagger, Inc. ("Ten Bagger"), the corporation that developed the stock analysis tool, the BigEasy Investor(TM). These shares represent the first of three post-closing payments required under the purchase agreement during the 18-month period following the acquisition date. The Company is required to issue additional shares of its Class A Common Stock with a value between a minimum of $5.3 million and a maximum of $8.9 million in settlement of the final two post-closing payments, depending upon the achievement of certain performance targets, the satisfaction of certain indemnification obligations and the market price of the Company's Class A Common Stock at the time of issuance.



10. SUBSEQUENT EVENT

In February 2001, the Company agreed to repurchase $152.4 million of its convertible subordinated notes (see Note 4) for approximately 4.7 million shares of Class A common stock and $58.8 million of cash. This repurchase will result in debt conversion expense of approximately $39 million (net of income taxes) and an increase in stockholders' equity of approximately $72 million (net of income taxes) during the second fiscal quarter ended March 30, 2001.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 29, 2000. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended September 29, 2000.

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation ("Holding") and its operating subsidiaries.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

NET REVENUES. Commissions and clearing fees increased 6 percent to $82.1 million in the first quarter of fiscal 2001 from $77.6 million in the first quarter of fiscal 2000. This increase was primarily attributable to an increase in the number of securities transactions processed, as average trades per day increased 37 percent to 111,000 in the first quarter of fiscal 2001 from 81,000 in the first quarter of fiscal 2000. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by us during fiscal 1998, fiscal 1999, fiscal 2000 and the first quarter of fiscal 2001. Customer accounts increased to approximately 1,356,000 at December 31, 2000 from approximately 686,000 at December 31, 1999. Offsetting the growth in trades per day was a decrease in commissions and clearing fees per trade by 14 percent to $12 in the first quarter of fiscal 2001 from $14 in the first quarter of fiscal 2000. This decrease in commissions per trade is due primarily to the fact that our customers are increasingly using the Internet to place trades, and we charge lower commissions for Internet trades than for trades placed through other means. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years, because the vast majority of our customers' trades are now being submitted using the Internet. Other factors that may contribute to a decrease in commissions per trade in the future include the growth of our Freetrade customer base and lower commissions for options trades.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution ("payment for order flow"). The revenues generated by us under these arrangements totaled $14.7 million, or 11 percent of net revenues, for the first quarter of fiscal 2001 and $9.7 million, or 9 percent of net revenues, for the first quarter of fiscal 2000. Payment for order flow is a component of the commission and clearing fees revenue line. Payment for order flow increased 19 percent on a per trade basis from $1.77 in the first quarter of fiscal 2000 to $2.11 in the first quarter of fiscal 2001. We expect payment for order flow to decrease on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues were received from execution agents owned by Knight Trading Group, Inc. ("Knight"), a market maker in equity securities. As of December 31, 2000, we owned approximately six percent of the outstanding common stock of Knight.

Net interest revenue (interest revenue less customer interest expense) increased 37 percent to $43.9 million in the first quarter of fiscal 2001 from $32.1 million in the first quarter of fiscal 2000. This increase was due primarily to an increase of 28 percent in average customer and correspondent receivables and an increase of approximately 170 basis points in the average interest rate charged on such receivables, partially offset by a 19 percent decrease in average cash and investments, including cash and investments segregated in compliance with federal regulations and an increase of 3 percent in average amounts payable to customers and correspondents in the first quarter of fiscal 2001 from the first quarter of fiscal 2000. We generally expect net interest revenue to grow as our account base grows, however it will also be affected by changes in interest rates and fluctuations in the levels of customer margin borrowing and deposits.

Other revenues increased slightly to $5.0 million in the first quarter of fiscal 2001 from $4.7 million in the first quarter of fiscal 2000 due in part to OnMoney revenues of $0.2 million in the first quarter of fiscal 2001. OnMoney had no significant revenue in the first quarter of fiscal 2000. OnMoney is a personal finance portal providing users with access to information, tools and products that help them better manage their personal finances. OnMoney.com is a personalized and interactive financial services website that features a wide variety of personal finance products and services, including account consolidation, bill payment and presentment, mortgages, insurance, financial planning tools and educational materials. We project OnMoney revenues will range between $5 million and $10 million for the full year fiscal 2001. OnMoney earns revenues primarily from advertising, e-commerce and licensing of its "Powered by OnMoney" product offering to financial institutions, advisory firms and corporate employers.

EXPENSES EXCLUDING CUSTOMER INTEREST. Employee compensation and benefits expense increased 7 percent to $35.6 million in the first quarter of fiscal 2001 from $33.4 million in the first quarter of fiscal 2000, due primarily to an increase in employees. Full-time equivalent employees, excluding OnMoney, rose 11 percent to 2,575 at the end of December 2000 from 2,326 at the end of December 1999. The increase in employees was necessary to accommodate the growth in trading volume and accounts following our advertising campaigns. At the end of first quarter of fiscal 2001, the Company took steps to achieve approximately $10 million in annualized employee compensation and benefits savings, primarily through headcount reductions of full-time and temporary employees.

Communications expense increased 15 percent to $8.3 million in the first quarter of fiscal 2001 from $7.2 million in the first quarter of fiscal 2000, primarily as a result of telephone, quote, market information and postage costs related to the increase in transaction processing volume. Communication expenses are expected to continue to increase at a slower rate than transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our customers.

Occupancy and equipment costs increased 64 percent to $21.1 million in the first quarter of fiscal 2001 from $12.9 million in the first quarter of fiscal 2000. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000, we added approximately 150,000 square feet of additional space in Baltimore, Maryland, Ft. Worth, Texas, Omaha, Nebraska, Chicago, Illinois, and Orem, Utah. We also have leased additional equipment over the past fiscal year to accommodate our continued growth.

Advertising expenses for our brokerage operations decreased slightly to $57.5 million in the first quarter of fiscal 2001 from $58.7 million in the first quarter of fiscal 2000. The continuing high level of advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of customer accounts realized by us during the quarter. We plan to continue to expand our customer base through significant advertising efforts and have budgeted approximately $200 million for advertising in fiscal 2001.

Professional services expense decreased to $12.7 million in the first quarter of fiscal 2001 from $15.1 million in the first quarter of fiscal 2000. This 16 percent decrease was primarily due to higher usage of marketing and technology consulting services to assist us in operational effectiveness, market research and Year 2000 readiness in the first quarter of fiscal 2000.

Interest on borrowings increased 31 percent to $4.7 million in the first quarter of fiscal 2001, from $3.6 million in the first quarter of fiscal 2000, due to higher average borrowings and higher average interest rates on the Company's revolving credit agreement. In February 2001, the Company agreed to repurchase $152.4 million of the Company's convertible subordinated notes (see Notes 4 and 10). As a result, the Company will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

OnMoney development costs increased 114 percent to $18.6 million in the first quarter of fiscal 2001 from $8.7 million in the first quarter of fiscal 2000. The significant increase in OnMoney development expense is primarily the result of a significant increase in employees and equipment and advertising to build brand awareness. As of December 31, 2000, OnMoney employed 88 full-time equivalent employees, compared to 43 as of December 31, 1999. For the first quarter of fiscal 2001, advertising made up $6.0 million of total OnMoney development expense, compared to $2.9 million for the first quarter of fiscal 2000. We expect total OnMoney development expense to range between $15 million and $18 million for the second quarter of fiscal 2001, and between $65 million and $75 million for the full fiscal year 2001.

Other operating expenses increased 14 percent to $9.7 million in the first quarter of fiscal 2001 from $8.5 million in the first quarter of fiscal 2000, primarily as a result of confirmation and statement processing costs for the higher number of transactions and accounts.

Income tax benefit was $14.1 million in the first quarter of fiscal 2001 compared to $12.0 million in the first quarter of fiscal 2000. The effective tax rate in the first quarter of fiscal 2001 was 38 percent compared to 36 percent in the first quarter of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and our investment in OnMoney primarily through the use of funds generated from operations and from borrowings under our credit agreement. We have also raised funds in the past through an initial public offering of common stock in fiscal 1997 and the issuance of convertible subordinated notes in fiscal 1999. Our growth during the first quarter of fiscal 2001 was financed primarily through funds generated from operations. We anticipate continued significant capital and liquidity needs during the remainder of fiscal 2001 as a result of our current advertising campaign and expected growth in customer accounts resulting from this campaign and our continued investment in OnMoney. We plan to finance our capital and liquidity needs from our operating cash flows and borrowings under our revolving credit facility, which provides for borrowings of up to $75 million. In addition, we maintain another $75 million loan facility that is supported by approximately
6.25 million shares of our Knight stock and would be available to meet additional capital and liquidity needs. We may also consider selling, or entering into a forward contract to sell, some or all of our interest in Knight.

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


CASH FLOW

Cash provided by operating activities was $295.7 million in the first quarter of fiscal 2001, compared to $118.5 million in the first quarter of fiscal 2000. The increase in cash flow from operations during the first quarter of fiscal 2001 was primarily attributable to the substantial decrease in customer receivables during the period.

Cash used in investing activities was $14.7 million in the first quarter of fiscal 2001, compared to $27.9 million in the first quarter of fiscal 2000. Uses of cash in both periods are primarily related to purchases of property and equipment.

Cash used in financing activities was $57.5 million in the first quarter of fiscal 2001, compared to cash provided by financing activities of $20.4 million in the first quarter of fiscal 2000. The financing activities consisted primarily of net repayments on our revolving credit agreement with our bank group (see "Loan Agreements") in first quarter of fiscal 2001, and net proceeds from borrowings on the revolving credit agreement in the first quarter of fiscal 2000.


LOAN AGREEMENTS

As of December 31, 2000, we maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement, as amended, permits borrowings up to $75 million through December 31, 2001, subject to reduction under certain circumstances specified in the credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.75 percent or (ii) 90-day LIBOR plus 1.50 percent. At December 31, 2000, the interest rate on this borrowing was 8.75 percent. We also pay a maintenance fee of 0.25 percent of the unused borrowings through the maturity date. We had outstanding indebtedness under the revolving credit agreement of $17 million at December 31, 2000 and $75 million at September 29, 2000. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement. As further security for its obligations under the revolving credit agreement, we have pledged 1.65 million shares of our Knight common stock (see Note 2) to the bank group.

We also maintain a separate $75 million loan facility that is supported by approximately 6.25 million shares of our Knight stock not pledged to the bank group. As of December 31, 2000, we had no borrowings outstanding under this loan facility.

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

In February 2001, the Company agreed to repurchase $152.4 million of its convertible subordinated notes (see Note 4) for approximately 4.7 million shares of Class A common stock and $58.8 million of cash. This repurchase will result in debt conversion expense of approximately $39 million (net of income taxes) and an increase in stockholders' equity of approximately $72 million (net of income taxes) during the second fiscal quarter ended March 30, 2001. Additionally, the Company will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

CAPITAL EXPENDITURES

We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders may be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for customers. Such funds totaled $830.5 million at December 31, 2000 and $256.0 million at September 29, 2000. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2.6 billion at December 31, 2000 and September 29, 2000 in the form of customer cash balances. At December 31, 2000, we had an additional $217.0 million of interest bearing indebtedness outstanding, consisting of the $200.0 million convertible subordinated notes (see "Convertible Subordinated Notes"), which bear interest at a fixed rate of interest of 5.75 percent, and $17.0 million under our revolving credit agreement, which bears interest at a floating rate (as described under "Loan Agreements"). At September 29, 2000, we had $275.0 million of other interest bearing indebtedness outstanding, consisting of the $200.0 million of convertible subordinated notes and $75.0 million under the revolving credit agreement. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. Our annual interest payments on our revolving credit facility would increase or decrease by approximately $170,000 for each one percent change in interest rates based on the amount outstanding at December 31, 2000.

We hold a marketable equity security, which is recorded at fair value of $110.2 million ($67.5 million net of tax) and has exposure to market price risk. The same security was recorded at fair value of $284.7 million ($173.9 million net of tax) at September 29, 2000. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $11.0 million at December 31, 2000. Actual results may differ.

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 1, 2000, the Company issued 316,818 shares of its Class A Common Stock in connection with its May 25, 2000 acquisition of Ten Bagger, Inc. ("Ten Bagger"). These shares represent the first of three post-closing payments required under the purchase agreement during the 18-month period following the acquisition date. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. Such shares were issued to the 19 former shareholders of Ten Bagger.


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

    10.1 Separation and Release Agreement, dated as of October 11, 2000, between Thomas K. Lewis and Ameritrade Holding Corporation

    10.2 Employment Agreement, dated as of January 3, 2001, between James M. Ditmore and Ameritrade Holding Corporation

    10.3  Executive Deferred Compensation Program

    15    Independent accountants' awareness letter



(b) REPORTS ON FORM 8-K:
    No reports on Form 8-K were filed during the three-month period ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 9, 2001

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