Form 10-Q
period 2001-03-30
AMERITRADE HOLDING CORP
filed 2001-05-14
CIK 1027401

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 30, 2001

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

                                 Yes (X) No ( )

As of May 7, 2001 there were 188,776,673 outstanding shares of the registrant's common stock consisting of 172,403,873 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
           Independent Accountants' Review Report                            3
           Balance Sheets                                                    4
           Statements of Operations                                          5
           Statements of Cash Flows                                          6
           Notes to Financial Statements                                     7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       16


                              PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                     17
           (b) Reports on Form 8-K                                          18


           Signatures                                                       19
                                       2

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of March 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended March 30, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management.

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

May 9, 2001
Omaha, Nebraska

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (In thousands, except share amounts)


                                                                                                 March 30,      September 29,
                                                                                                   2001              2000
                                                                                                -----------      -----------
ASSETS

Cash and cash equivalents                                                                       $    26,806      $   122,351
Cash and investments segregated in compliance with federal regulations                            1,662,034          215,956
Receivable from brokers, dealers, and clearing organizations                                        249,150           24,646
Receivable from clients and correspondents - net of allowance
   for doubtful accounts:  Mar. 30, 2001 - $3,926; Sept. 29, 2000 - $4,017                        1,378,384        2,926,981
Refundable income taxes                                                                                 -              4,108
Property and equipment - net of accumulated depreciation and
   amortization:  Mar. 30, 2001 - $48,232; Sept. 29, 2000 - $34,056                                  98,062           90,348
Goodwill - net of accumulated amortization: Mar. 30, 2001 - $5,273; Sept. 29, 2000 - $3,240          38,096           40,002
Investments                                                                                         124,091          292,907
Other assets                                                                                         66,132           80,937
                                                                                                -----------      -----------
     Total assets                                                                               $ 3,642,755      $ 3,798,236
                                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to brokers, dealers and clearing organizations                                       $   433,089      $   433,706
   Payable to clients and correspondents                                                          2,751,829        2,618,157
   Accounts payable and accrued liabilities                                                         101,436           99,239
   Notes payable                                                                                     74,900           75,000
   Convertible subordinated notes                                                                    47,645          200,000
   Deferred income taxes                                                                             36,161          107,966
                                                                                                -----------      -----------
     Total liabilities                                                                            3,445,060        3,534,068
                                                                                                -----------      -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value; 3,000,000 shares authorized, none issued                              -                -
   Common stock, $0.01 par value:
     Class A - 270,000,000 shares authorized; Mar. 30, 2001 - 165,278,873 shares
          issued; Sept. 29, 2000 - 160,036,664 shares issued                                          1,652            1,600
     Class B - 18,000,000 shares authorized; 16,372,800 shares issued and
          outstanding                                                                                   164              164
                                                                                                -----------      -----------
     Total common stock                                                                               1,816            1,764

Additional paid-in capital                                                                          161,619           47,864
Retained earnings (accumulated deficit)                                                             (35,553)          41,670
Treasury stock - Class A shares at cost (Mar. 30, 2001 - 34,552 shares;
   Sept. 29, 2000 - 43,492 shares)                                                                     (310)            (331)
Accumulated other comprehensive income                                                               70,123          173,201
                                                                                                -----------      -----------
     Total stockholders' equity                                                                     197,695          264,168
                                                                                                -----------      -----------
     Total liabilities and stockholders' equity                                                 $ 3,642,755      $ 3,798,236
                                                                                                ===========      ===========

            See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (In thousands, except per share amounts)



                                                          Three Months Ended                  Six Months Ended
                                                   --------------------------------   --------------------------------
                                                   March 30, 2001    March 31, 2000   March 30, 2001    March 31, 2000
                                                   --------------    --------------   --------------    --------------
Revenues:
   Commissions and clearing fees                     $  76,378         $ 125,968        $ 158,459         $ 203,560
   Interest revenue                                     52,287            62,486          113,663           111,427
   Other                                                 5,141             5,632           10,130            10,336
                                                     ---------         ---------        ---------         ---------

     Total revenues                                    133,806           194,086          282,252           325,323

   Client interest expense                              14,819            19,460           32,344            36,280
                                                     ---------         ---------        ---------         ---------

     Net revenues                                      118,987           174,626          249,908           289,043
                                                     ---------         ---------        ---------         ---------

Operating expenses:
   Employee compensation and benefits                   37,718            34,570           73,811            67,989
   Communications                                        9,955             9,851           18,386            17,082
   Occupancy and equipment costs                        20,655            14,059           42,317            26,930
   Professional services                                11,576            10,688           24,524            25,799
   Interest on borrowings                                2,856             4,266            7,537             7,831
   Other                                                 9,309            11,047           19,516            19,569
                                                     ---------         ---------        ---------         ---------

     Total operating expenses                           92,069            84,481          186,091           165,200
                                                     ---------         ---------        ---------         ---------

     Operating margin                                   26,918            90,145           63,817           123,843

Advertising                                             45,606            54,774          103,084           113,436
OnMoney development                                     10,050            29,818           26,633            38,549
Debt conversion expense (Note 4)                        62,082               -             62,082               -
                                                     ---------         ---------        ---------         ---------

Income (loss) before income taxes                      (90,820)            5,553         (127,982)          (28,142)
Provision (benefit) for income taxes                   (36,629)            2,351          (50,759)           (9,633)
                                                     ---------         ---------        ---------         ---------

Net income (loss)                                    $ (54,191)        $   3,202        $ (77,223)        $ (18,509)
                                                     =========         =========        =========         =========

Basic earnings (loss) per share                      $   (0.30)        $    0.02        $   (0.43)        $   (0.11)
Diluted earnings (loss) per share                    $   (0.30)        $    0.02        $   (0.43)        $   (0.11)

Weighted average shares outstanding - basic            179,462           174,621          179,378           174,581
Weighted average shares outstanding - diluted          179,462           176,099          179,378           174,581


            See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)

                                                                                               Six Months Ended
                                                                                     ----------------------------------
                                                                                     March 30, 2001      March 31, 2000
                                                                                     --------------      --------------
Cash flows from operating activities:
   Net loss                                                                           $   (77,223)        $   (18,509)
   Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation and amortization                                                         13,319               9,500
     Provision for loan losses                                                                361                 635
     Deferred income taxes                                                                (48,728)             (9,290)
     Loss on disposal of property                                                           1,469                 -
     Amortization of goodwill                                                               2,033                 396
     Changes in operating assets and liabilities:
        Cash and investments segregated in compliance with federal regulations         (1,446,077)            689,880
        Brokerage receivables                                                           1,323,732          (2,011,451)
        Other assets                                                                       19,830              25,309
        Brokerage payables                                                                133,055           1,166,608
        Accounts payable and accrued liabilities                                            4,862              36,524
                                                                                      -----------         -----------
          Net cash used in operating activities                                           (73,367)           (110,398)

Cash flows from investing activities:
   Purchase of property and equipment                                                     (22,502)            (29,657)
   Purchase of investments                                                                   (165)             (3,333)
                                                                                      -----------         -----------
          Net cash used in investing activities                                           (22,667)            (32,990)

Cash flows from financing activities:
   Proceeds from notes payable                                                             74,900              95,000
   Principal payments on notes payable                                                    (75,000)            (15,000)
   Proceeds from exercise of stock options                                                    447                 410
   Issuance of treasury stock                                                                 142                 242
                                                                                      -----------         -----------
          Net cash provided by financing activities                                           489              80,652
                                                                                      -----------         -----------
Net decrease in cash and cash equivalents                                                 (95,545)            (62,736)

Cash and cash equivalents at beginning of period                                          122,351              76,943
                                                                                      -----------         -----------
Cash and cash equivalents at end of period                                            $    26,806         $    14,207
                                                                                      ===========         ===========

Supplemental cash flow information:
   Interest paid                                                                      $    52,296         $    39,461
   Income tax refunds received                                                        $    (7,056)        $    (9,269)

Noncash financing activities:
   Tax benefit on exercise of stock options                                           $       917         $       -
   Issuance of common stock in acquisition of subsidiaries                            $     2,792         $       -
   Conversion of convertible notes to Class A common stock                            $   152,355         $       -
   Deferred income taxes on debt conversion                                           $   (42,825)        $       -

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

2. INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million unregistered shares of Knight Trading Group, Inc. ("Knight"), representing an approximate six percent ownership. Knight is a publicly held company that is a market maker in equity securities. The Company derives certain revenues from Knight in exchange for routing trade orders to it for execution. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of March 30, 2001 and September 29, 2000, the Company's investment in Knight was valued at $115.7 million and $284.7 million, respectively. The Company's cost basis is $0.7 million, therefore the gross unrealized gain was $115.0 million and $284.0 million at March 30, 2001 and September 29, 2000, respectively.

As of March 30, 2001, the Company had pledged approximately 1.65 million shares of its Knight common stock to support its obligations under a revolving credit agreement and had also pledged approximately 6.25 million shares of its Knight common stock to support borrowings under a margin loan facility. During May 2001, the Company amended its revolving credit agreement and has 5.0 million shares of Knight common stock pledged under the revolving credit facility and
2.9 million shares of Knight common stock pledged under the margin loan facility as of the date of this filing (See Note 3).

3. NOTES PAYABLE

As of March 30, 2001, the Company maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement contains certain covenants and restrictions, including a minimum income before income taxes requirement. In May 2001, the Company and the bank group agreed to modify the minimum income before income taxes requirement and amend the revolving credit agreement. The revolving credit agreement, as amended, permits borrowings up to $60 million through December 31, 2001, and is secured by 5.0 million shares of the Company's Knight common stock (See Note 2). The Company may borrow up to 70 percent of the market value of the Knight stock under the amended revolving credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.25 percent or (ii) 90-day LIBOR plus 2.0 percent. At March 30, 2001, the interest rate on this borrowing was 7.75 percent. The Company also pays a maintenance fee of 0.5 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $59 million at March 30, 2001 and $75 million at September 29, 2000. The Company was in compliance with or has obtained waivers for all covenants under the revolving agreement for all periods presented in the condensed consolidated financial statements.

The Company also maintains a separate margin loan facility that is supported by approximately 2.9 million shares of Knight stock not pledged to the bank group. The Company may borrow up to 25 percent of the value of the Knight stock under the margin loan facility. The interest rate on borrowings under the margin loan facility is based on LIBOR plus 1.0% and was 6.1 percent at March 30, 2001. As of March 30, 2001, the Company had $16 million of borrowings outstanding under this loan facility, which were repaid in April 2001.

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

In February 2001, the Company induced the conversion of $152.4 million of its convertible subordinated notes for approximately 4.7 million shares of Class A common stock and $58.7 million of cash. Including $3.4 million of deferred note origination costs written off, this resulted in debt conversion expense of $62.1 million and an increase in stockholders' equity of $71.7 million (net of income taxes) during the second fiscal quarter ended March 30, 2001.

5. NET CAPITAL

The Company's broker/dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker/dealer subsidiaries had net capital, in the aggregate, of $106.0 million and $226.8 million as of March 30, 2001 and September 29, 2000, respectively, which exceeded aggregate minimum net capital requirements by $76.0 million and $164.1 million, respectively. Subsidiary net capital in the amount of $30.0 million and $62.7 million as of March 30, 2001 and September 29, 2000, respectively, was not available for transfer to Ameritrade Holding Corporation.

6. COMMITMENTS AND CONTINGENCIES

Legal - The Company and its operating units are parties to a number of legal matters arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, would materially affect the Company's results of operations or its financial position.

Letter of Credit - Letters of credit in the amount of $114 million and $198 million as of March 30, 2001 and September 29, 2000, respectively, have been issued by several financial institutions on behalf of Advanced Clearing, Inc. ("Advanced Clearing"), the Company's wholly-owned securities clearing subsidiary. The letters of credit have been issued to finance margin debits and support margin requirements. Advanced Clearing pays a maintenance fee of 0.25 to
0.5 percent of the committed amount for the letters of credit. In addition, the same financial institutions may make loans to Advanced Clearing if requested under note agreements. Advanced Clearing pledges client securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of March 30, 2001 and September 29, 2000, no amounts were outstanding under the notes.

General Contingencies - In the general course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Advanced Clearing's client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose Advanced Clearing to off-balance-sheet credit risk in the event the clients are unable to fulfill their contracted obligations.

Advanced Clearing's client securities activities are transacted on either a cash or margin basis. In margin transactions, Advanced Clearing extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, Advanced Clearing also executes and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin related transactions may expose Advanced Clearing to off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, Advanced Clearing may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client's obligations.

Advanced Clearing seeks to control the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. Advanced Clearing monitors required margin levels daily and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

Advanced Clearing borrows and loans securities both to cover short sales and to complete client transactions in the event that a client fails to deliver or receive securities by the required date. Securities borrowed and securities loaned transactions are reported as collateralized financings except where other securities are used as collateral. Securities borrowed transactions require Advanced Clearing to deposit cash with the lender. With respect to securities loaned, Advanced Clearing receives all collateral in the form of cash in an amount generally in excess of the market value of securities loaned. Failure to maintain levels of cash deposits or pledged securities at all times at least equal to the value of the related securities can subject Advanced Clearing to risk of loss. Advanced Clearing monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.

Employment Agreements - The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in the Company's control. Salaries are subject to adjustments according to the Company's financial performance and other factors.

7. SEGMENT INFORMATION

Commencing in fiscal 2000, OnMoney Financial Services Corporation ("OnMoney"), the Company's personal financial management subsidiary, was a reportable business segment. The Company has two reportable business segments. Effective with the second quarter of fiscal 2001, the Company reclassified the operations of Financial Passport, Inc.; an Internet-based provider of financial planning services, from the OnMoney business segment to the brokerage operations business segment. Prior periods have been restated to reflect this change. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the condensed consolidated financial statements.


                                                Three Months Ended March 30, 2001            Three Months Ended March 31, 2000
                                            -----------------------------------------    ----------------------------------------
                                            Brokerage                                    Brokerage
                                            Operations       OnMoney         Total       Operations      OnMoney         Total
                                            -----------    -----------    -----------    -----------   -----------    -----------
Interest - net of client interest expense   $    37,446    $        22    $    37,468    $    43,026   $       -      $    43,026
Non-interest revenue                             81,457             62         81,519        131,545            55        131,600
                                            -----------    -----------    -----------    -----------   -----------    -----------
Net revenues                                $   118,903    $        84    $   118,987    $   174,571   $        55    $   174,626
                                            ===========    ===========    ===========    ===========   ===========    ===========
Pre-tax income (loss)                       $   (80,854)   $    (9,966)   $   (90,820)   $    35,316   $   (29,763)   $     5,553
Identifiable assets at period end             3,626,822         15,933      3,642,755      4,465,353         2,947      4,468,300





                                                  Six Months Ended March 30, 2001             Six Months Ended March 31, 2000
                                             ----------------------------------------     ---------------------------------------
                                             Brokerage                                    Brokerage
                                             Operations       OnMoney         Total       Operations      OnMoney         Total
                                             ----------      ---------      ---------     ----------     ---------      ---------
Interest - net of client interest expense    $   81,290      $      29      $  81,319     $   75,147     $     -        $  75,147
Non-interest revenue                            168,397            192        168,589        213,841            55        213,896
                                             ----------      ---------      ---------     ----------     ---------      ---------
Net revenues                                 $  249,687      $     221      $ 249,908     $  288,988     $      55      $ 289,043
                                             ==========      =========      =========     ==========     =========      =========
Pre-tax income (loss)                        $ (101,570)     $ (26,412)     $(127,982)    $   10,352     $ (38,494)     $ (28,142)


OnMoney non-interest revenues are included in other revenues in the statement of operations. OnMoney expenses are comprised primarily of advertising expense, employee compensation and benefits expense and professional services expense.

8.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:


                                                                    Three Months Ended               Six Months Ended
                                                              ------------------------------  ------------------------------
                                                              March 30, 2001  March 31, 2000  March 30, 2001  March 31, 2000
                                                              --------------  --------------  --------------  --------------

Net income (loss)                                               $ (54,191)      $   3,202       $ (77,223)      $ (18,509)

Other comprehensive income
   Net unrealized holding gains (losses) on investment
   securities available-for-sale arising during the period          5,456          39,535        (168,980)        173,962

   Adjustment for deferred income taxes                            (2,128)        (15,417)         65,902         (67,845)
                                                                ---------       ---------       ---------       ---------

Total other comprehensive income (loss), net of tax                 3,328          24,118        (103,078)        106,117
                                                                ---------       ---------       ---------       ---------

Comprehensive income (loss)                                     $ (50,863)      $  27,320       $(180,301)      $  87,608
                                                                =========       =========       =========       =========


9. NONRECURRING CHARGES

During the six-month period ended March 30, 2001, the Company terminated approximately 450 employees, primarily at its Omaha, Nebraska and Fort Worth, Texas call centers. Termination costs, including severance and outplacement costs, of approximately $1.2 million and $2.4 million for the three- and six-month periods ended March 30, 2001, respectively, are recorded in employee compensation and benefits in the statements of operations. As of May 7, 2001, the Company has paid substantially all of these costs. In addition, asset impairment and related charges of approximately $0.7 million and $1.9 million for the three- and six-month periods ended March 30, 2001, respectively, are recorded in occupancy and equipment costs; and approximately $1.3 million and $1.9 million for the three and six-month periods ended March 30, 2001, respectively, are recorded in other expenses in the statements of operations.

10. ACQUISITION

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

11. SUBSEQUENT EVENT

On April 2, 2001, the Company acquired TradeCast, Inc. ("TradeCast"), a Delaware corporation, and all of the ownership interests in TradeCast Investments Ltd. ("TradeCast Ltd."), a Texas limited partnership. TradeCast Ltd., through its subsidiaries, is a leading provider of direct access trade execution and software designed for the active trader. In connection with the acquisition, the Company issued 7,500,000 shares of its Class A Common Stock in exchange for the outstanding shares of TradeCast common stock and the ownership interests of TradeCast Ltd., including 375,000 shares which are being held in escrow pursuant to the indemnification provisions of the transaction documents. The Company also issued an additional 712,500 shares of its Class A Common Stock in connection with the acquisition which are being held in escrow and may be released based on future performance, and may issue an additional 37,500 shares of its Class A Common Stock to an employee of a TradeCast Ltd. subsidiary based on future performance and employment. The acquisition will be accounted for as a purchase.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 29, 2000. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended September 29, 2000.

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding the decrease and rate of decline of average commission and clearing fees per trade; our expectations regarding the decrease in payment for order flow on a per trade basis; our expectations regarding growth of interest revenue; our estimation of annualized employee compensation and benefits savings; our expectation regarding the growth in communication expenses; our expectation of advertising expenses; our expectation of OnMoney expenses; the expected growth in our client accounts resulting from advertising; our estimation of savings in annualized cash interest payments on the convertible subordinated notes; and our expectation regarding the period of time through which our financial resources will be adequate to support our operations.

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation ("Holding") and its operating subsidiaries.



RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 30, 2001 AND MARCH 31, 2000

NET REVENUES. Commissions and clearing fees decreased 39 percent to $76.4 million in the second quarter of fiscal 2001 from $126.0 million in the second quarter of fiscal 2000. This decrease was primarily attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 24 percent to 113,000 in the second quarter of fiscal 2001 from 149,000 in the second quarter of fiscal 2000. The decrease in transaction processing volume was primarily a result of significantly lower client trading activity during the second quarter of fiscal 2001, compared to unusually high client trading activity during the second quarter of fiscal 2000. Clients averaged approximately five trades per account during the second quarter of fiscal 2001, compared to over 11 trades per account during the second quarter of fiscal 2000. The decreased volume per account was partially offset by a significant increase in client accounts resulting from the substantial advertising expenditures made by us during the past few years. Client accounts increased to approximately 1,478,000 at March 30, 2001 from approximately 992,000 at March 31, 2000. Commissions and clearing fees per trade decreased by 19 percent to $10.89 in the second quarter of fiscal 2001 from $13.41 in the second quarter of fiscal 2000. This decrease in commissions per trade was due primarily to our clients increasingly using the Internet to place trades, as we charge lower commissions for Internet trades than for trades placed through other means, growth in our Freetrade.com client base, and a lower commission structure for option trades. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years, because the vast majority of our clients' trades are now being submitted using the Internet.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution ("payment for order flow"). The revenues generated by us under these arrangements totaled $13.5 million, or 11 percent of net revenues, for the second quarter of fiscal 2001 and $16.2 million, or 9 percent of net revenues, for the second quarter of fiscal 2000. Payment for order flow is a component of the commissions and clearing fees revenue line. Payment for order flow increased 11 percent on a per trade basis from $1.73 in the second quarter of fiscal 2000 to $1.92 in the second quarter of fiscal 2001. We expect payment for order flow to decrease somewhat on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues were received from execution agents owned by Knight Trading Group, Inc. ("Knight"), a market maker in equity securities. As of March 30, 2001, we owned approximately six percent of the outstanding common stock of Knight.

Net interest revenue (interest revenue less client interest expense) decreased 13 percent to $37.5 million in the second quarter of fiscal 2001 from $43.0 million in the second quarter of fiscal 2000. This decrease was due primarily to a decrease of 45 percent in average client and correspondent receivables, partially offset by an increase of approximately 75 basis points in the average interest rate charged on such receivables, a 96 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of 7 percent in average amounts payable to clients and correspondents in the second quarter of fiscal 2001 from the second quarter of fiscal 2000. We generally expect net interest revenue to grow as our account base grows, however it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues decreased slightly to $5.1 million in the second quarter of fiscal 2001 from $5.6 million in the second quarter of fiscal 2000 due in part to decreased marketing and service fees paid to us by mutual funds.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense increased 9 percent to $37.7 million in the second quarter of fiscal 2001 from $34.6 million in the second quarter of fiscal 2000, due in part to severance costs associated with further staff reductions during the second quarter of fiscal 2001 (see Note 9), and costs associated with the hiring of a new CEO during the second quarter of fiscal 2001. Full-time equivalent employees, excluding OnMoney, decreased 9 percent to 2,223 at the end of March 2001 from 2,437 at the end of March 2000, and have decreased further to 1,991 as of May 7, 2001. Through staff reductions during fiscal 2001, the Company estimates it will achieve approximately $22 million in annualized employee compensation and benefits savings.

Communications expense was virtually unchanged at $10.0 million in the second quarter of fiscal 2001 compared to $9.9 million in the second quarter of fiscal 2000. Communication expenses are expected to increase at a slower rate than transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our clients. The Company recently implemented electronic confirmations and statements, which we expect will further slow the growth of communications expense.

Occupancy and equipment costs increased 47 percent to $20.7 million in the second quarter of fiscal 2001 from $14.1 million in the second quarter of fiscal 2000. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000, we added approximately 150,000 square feet of additional space in Baltimore, Maryland, Ft. Worth, Texas, Omaha, Nebraska, Chicago, Illinois, and Orem, Utah. We also have leased additional equipment over the past fiscal year to accommodate growth. In addition, a portion of the increased occupancy and equipment is due to asset impairment costs associated with the staff reductions (see Note 9).

Professional services expense increased 8 percent to $11.6 million in the second quarter of fiscal 2001 from $10.7 million in the second quarter of fiscal 2000. This increase was primarily due to higher usage of consulting services to assist us in operational effectiveness and product enhancements during the second quarter of fiscal 2001.

Interest on borrowings decreased 33 percent to $2.9 million in the second quarter of fiscal 2001, from $4.3 million in the second quarter of fiscal 2000, due to lower average borrowings on the Company's revolving credit agreement and the conversion of $152.4 million of convertible subordinated notes in February 2001 (see Note 4). As a result of the debt conversion, the Company will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

Other operating expenses decreased 15 percent to $9.3 million in the second quarter of fiscal 2001 from $11.0 million in the second quarter of fiscal 2000, primarily due to lower transaction processing volumes, partially offset by certain asset impairment costs associated with the staff reductions (see Note
9).

Advertising expenses for our brokerage operations decreased 17 percent to $45.6 million in the second quarter of fiscal 2001 from $54.8 million in the second quarter of fiscal 2000. The continuing high level of advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of client accounts realized by us during the quarter. However, due to adverse stock market conditions and a historically slow market for new accounts during the summer, we have reduced our advertising budget for the remainder of the fiscal year. We estimate aggregate advertising expenses will range from $35 to $45 million for the last six months of fiscal 2001.

OnMoney development costs decreased 66 percent to $10.1 million in the second quarter of fiscal 2001 from $29.8 million in the second quarter of fiscal 2000, due primarily to substantial decreases in advertising and professional services costs. The Company has substantially completed the development of the OnMoney product. We expect OnMoney expenses to range between $7 million and $9 million per quarter for the remainder of fiscal 2001.

Debt conversion expense consists of $58.7 million of cash paid to induce holders of the convertible subordinated notes to convert the notes into 4.7 million shares of Class A common stock, and $3.4 million of deferred note origination costs written off related to the converted notes (see Note 4).

Income tax benefit was $36.6 million in the second quarter of fiscal 2001 compared to income tax expense of $2.4 million in the second quarter of fiscal 2000. The effective tax rate in the second quarter of fiscal 2001 was 40 percent compared to 42 percent in the second quarter of fiscal 2000.

SIX MONTH PERIODS ENDED MARCH 30, 2001 AND MARCH 31, 2000

NET REVENUES. Commissions and clearing fees decreased 22 percent to $158.5 million in the first half of fiscal 2001 from $203.6 million in the first half of fiscal 2000. This decrease was primarily attributable to a decrease in commissions and clearing fees per trade by 17 percent to $11.32 in the first half of fiscal 2001 from $13.66 in the first half of fiscal 2000. The decrease in commissions per trade was due primarily to our clients increasingly using the Internet to place trades, as we charge lower commissions for Internet trades than for trades placed through other means, growth in our Freetrade.com client base, and a lower commission structure for option trades. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years, because the vast majority of our clients' trades are now being submitted using the Internet. In addition, the average number of trades processed per day decreased 2 percent to 112,000 in the first half of fiscal 2001 from 114,000 in the first half of fiscal 2000. The decrease in transaction processing volume was primarily a result of significantly lower client trading activity during the first half of fiscal 2001, compared to unusually high client trading activity during the first half of fiscal 2000. Clients averaged approximately 10 trades per account during the first half of fiscal 2001, compared to approximately 18 trades per account during the first half of fiscal 2000. The decreased volume per account was partially offset by a significant increase in client accounts resulting primarily from the substantial advertising expenditures made by us during the past few years. Client accounts increased to approximately 1,478,000 at March 30, 2001 from approximately 992,000 at March 31, 2000.

Payment for order flow revenues totaled $28.2 million, or 11 percent of net revenues, for the first half of fiscal 2001 and $26.0 million, or 9 percent of net revenues, for the first half of fiscal 2000. Payment for order flow is a component of the commissions and clearing fees revenue line. Payment for order flow increased 8 percent on a per trade basis from $1.74 in the first half of fiscal 2000 to $2.02 in the first half of fiscal 2001. We expect payment for order flow to decrease somewhat on a per trade basis as a result of competitive forces and regulatory changes. A portion of these revenues was received from execution agents owned by Knight. As of March 30, 2001, we owned approximately six percent of the outstanding common stock of Knight.

Net interest revenue increased 8 percent to $81.3 million in the first half of fiscal 2001 from $75.1 million in the first half of fiscal 2000. This increase was due primarily to an increase of approximately 125 basis points in the average interest rate charged on client and correspondent receivables, a 29 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of 2 percent in average amounts payable to clients and correspondents, partially offset by a decrease of 16 percent in average client and correspondent receivables, in the first half of fiscal 2001 from the first half of fiscal 2000. We generally expect net interest revenue to grow as our account base grows, however it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues decreased slightly to $10.1 million in the first half of fiscal 2001 from $10.3 million in the first half of fiscal 2000 due in part to decreased marketing and service fees paid to us by mutual funds.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense increased 9 percent to $73.8 million in the first half of fiscal 2001 from $68.0 million in the first half of fiscal 2000, due in part to severance costs associated with staff reductions during the first half of fiscal 2001, and costs associated with the hiring of a new CEO during the second quarter of fiscal 2001. Full-time equivalent employees, excluding OnMoney, decreased 9 percent to 2,223 at the end of March 2001 from 2,437 at the end of March 2000, and have decreased further to 1,991 as of May 7, 2001. Through staff reductions during fiscal 2001, the Company estimates it will achieve approximately $22 million in annualized employee compensation and benefits savings.

Communications expense increased 8 percent to $18.4 million in the first half of fiscal 2001 compared to $17.1 million in the first half of fiscal 2000, primarily due to higher quote and market information costs. Communication expenses are expected to increase at a slower rate than transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our clients. The Company recently implemented electronic confirmations and statements, which we expect will further slow the growth of communications expense.

Occupancy and equipment costs increased 57 percent to $42.3 million in the first half of fiscal 2001 from $26.9 million in the first half of fiscal 2000. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000, we added approximately 150,000 square feet of additional space in Baltimore, Maryland, Ft. Worth, Texas, Omaha, Nebraska, Chicago, Illinois, and Orem, Utah. We also have leased additional equipment over the past fiscal year to accommodate growth. In addition, a portion of the increased occupancy and equipment was due to asset impairment costs associated with the staff reductions (see Note 9).

Professional services expense decreased 5 percent to $24.5 million in the first half of fiscal 2001 from $25.8 million in the first half of fiscal 2000. This decrease was primarily due to higher usage of marketing and technology consulting services during the first half of fiscal 2000.

Interest on borrowings decreased 4 percent to $7.5 million in the first half of fiscal 2001 from $7.8 million in the first half of fiscal 2000, due to lower average interest rates and the conversion of $152.4 million of convertible subordinated notes in February 2001 (see Note 4). As a result of the debt conversion, the Company will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

Other operating expenses was virtually unchanged at $19.5 million in the first half of fiscal 2001 compared to $19.6 million in the first half of fiscal 2000. The costs for the first half of fiscal 2001 include certain asset impairment costs associated with the staff reductions (see Note 9).

Advertising expenses for our brokerage operations decreased 9 percent to $103.1 million in the first half of fiscal 2001 from $113.4 million in the first half of fiscal 2000. The continuing high level of advertising expenditures was principally related to our efforts to build awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of client accounts realized by us during the period. However, due to adverse stock market conditions and a historically slow market for new accounts during the summer, we have reduced our advertising budget for the remainder of the fiscal year. We estimate aggregate advertising expenses will range from $35 to $45 million for the last six months of fiscal 2001.

OnMoney development costs decreased 31 percent to $26.6 million in the first half of fiscal 2001 from $38.5 million in the first half of fiscal 2000, due primarily to substantial decreases in advertising and professional services costs. The Company has substantially completed the development of the OnMoney product. We expect OnMoney expenses to range between $7 million and $9 million per quarter for the remainder of fiscal 2001.

Debt conversion expense consists of $58.7 million of cash paid to induce holders of the convertible subordinated notes to convert the notes into 4.7 million shares of Class A common stock, and $3.4 million of deferred note origination costs written off related to the converted notes.

Income tax benefit was $50.8 million in the first half of fiscal 2001 compared to $9.6 million in the first half of fiscal 2000. The effective tax rate in the first half of fiscal 2001 was 40 percent compared to 34 percent in the first half of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed the Company primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also raised funds in the past through an initial public offering of common stock in fiscal 1997 and the issuance of convertible subordinated notes in fiscal 1999. Our liquidity needs during the second quarter of fiscal 2001 were financed primarily by borrowings under our credit facilities. We anticipate continued capital and liquidity needs during the remainder of fiscal 2001 as a result of our current advertising campaign and expected growth in client accounts resulting from this campaign. We plan to finance our capital and liquidity needs primarily from our operating cash flows. In addition, we maintain a margin loan facility that is supported by approximately 2.9 million shares of our Knight stock and would be available to meet additional capital and liquidity needs. We may also consider selling, or entering into a forward contract to sell, some or all of our interest in Knight.

Dividends from subsidiaries are another source of liquidity for the holding company. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission and the National Association of Securities Dealers relating to liquidity, capital standards, and the use of client funds and securities, which limit funds available for the payment of dividends to the Company.

Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon a complicated calculation described in Rule 15c3-1, but takes account of, among other things, each broker-dealer's "net debit items," which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. Historically, we have utilized our revolving credit facility as a mechanism to provide additional capital as needed to meet net capital requirements, and the balance on our revolving credit facility often has fluctuated significantly from period to period due to changes in our net capital requirements.

CASH FLOW

Cash used in operating activities was $73.4 million in the first half of fiscal 2001, compared to $110.4 million in the first half of fiscal 2000. The decrease in cash used in operations during the first half of fiscal 2001 was primarily attributable to the substantial decrease in client margin receivables during the period, compared to a substantial increase in client receivables during the first half of fiscal 2000, partly offset by debt conversion expense of $37.2 million (net of income taxes) during the first half of fiscal 2001.

Cash used in investing activities was $22.7 million in the first half of fiscal 2001, compared to $33.0 million in the first half of fiscal 2000. Uses of cash in both periods were primarily related to purchases of property and equipment.

Cash provided by financing activities was $0.5 million in the first half of fiscal 2001, compared to $80.7 million in the first half of fiscal 2000. The financing activities consisted primarily of net repayments on our revolving credit agreements (see "Loan Agreements") offset by proceeds from stock option exercises in the first half of fiscal 2001, and net proceeds from borrowings on the revolving credit agreement in the first half of fiscal 2000. The Company borrowed $58.7 million on our revolving credit agreements during the second quarter of fiscal 2001 to finance the induced conversion of $152.4 million of convertible subordinated notes (see "Convertible Subordinated Notes") to Class A common stock.

LOAN AGREEMENTS

As of March 30, 2001, we maintained a revolving credit agreement with a bank group that was originally entered into in January 1998 and was amended and restated in January 2000. The revolving credit agreement contains certain covenants and restrictions, including a minimum income before income taxes requirement. In May 2001, the Company and the bank group agreed to modify the minimum income before income taxes requirement and amend the revolving credit agreement. The revolving credit agreement, as amended, permits borrowings up to $60 million through December 31, 2001, and is secured by 5.0 million shares of our Knight common stock. The Company may borrow up to 70 percent of the market value of the Knight stock under the amended revolving credit agreement. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.25 percent or (ii) 90-day LIBOR plus 2.0 percent. At March 30, 2001, the interest rate on this borrowing was 7.75 percent. We also pay a maintenance fee of 0.5 percent of the unused borrowings through the maturity date. We had outstanding indebtedness under the revolving credit agreement of $59 million at March 30, 2001 and $75 million at September 29, 2000.

We also maintain a separate margin loan facility that is supported by approximately 2.9 million shares of our Knight stock not pledged to the bank group. The Company may borrow up to 25 percent of the value of the Knight stock under the margin loan facility. The interest rate on borrowings under the margin loan facility is based on LIBOR plus 1.0% and was 6.1 percent at March 30, 2001. As of March 30, 2001, we had $16 million of borrowings outstanding under this loan facility, which were repaid in April 2001.

We intend to renegotiate and extend our loan agreements during the next three to six months.

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

In February 2001, we induced the conversion of $152.4 million of our convertible subordinated notes (see Note 4) for approximately 4.7 million shares of Class A common stock and $58.7 million of cash. Including $3.4 million of deferred note origination costs written off, this resulted in debt conversion expense of $62.1 million and an increase in stockholders' equity of $71.7 million (net of income taxes) during the second fiscal quarter ended March 30, 2001. Additionally, we will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

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

Advanced Clearing seeks to control the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. Advanced Clearing monitors required margin levels daily and, pursuant to such guidelines, requires the clients to deposit additional collateral, or to reduce positions, when necessary.

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. Such funds totaled $1.7 billion at March 30, 2001 and $216.0 million at September 29, 2000. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2.8 billion at March 30, 2001 and $2.6 billion at September 29, 2000 in the form of client cash balances. At March 30, 2001, we had an additional $122.5 million of interest bearing indebtedness outstanding, consisting of $47.6 million of convertible subordinated notes (see "Convertible Subordinated Notes"), which bear interest at a fixed rate of interest of 5.75 percent, and $74.9 million under our revolving credit agreements, which bear interest at a floating rate (as described under "Loan Agreements"). At September 29, 2000, we had $275.0 million of other interest bearing indebtedness outstanding, consisting of $200.0 million of convertible subordinated notes and $75.0 million under a revolving credit agreement. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management. Our annual interest payments on our revolving credit agreements would increase or decrease by approximately $749,000 for each one percent change in interest rates based on the amount outstanding at March 30, 2001.

We hold a marketable equity security, which is recorded at fair value of $115.7 million ($67.5 million net of tax) at March 30, 2001 and has exposure to market price risk. The same security was recorded at fair value of $284.7 million ($173.9 million net of tax) at September 29, 2000. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $11.6 million at March 30, 2001. Actual results may differ.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on February 21, 2001 for the purposes of electing its board of directors and ratifying the appointment of its independent auditors. The Board of Directors consists of a total of nine persons, four of which are elected by the holders of the Company's Class A Common Stock and five of which are elected by the holders of the Company's Class B Common Stock. The nine persons were nominated by the Board of Directors to serve as directors for terms of one year. The following sets forth the results of the election of directors:

DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS A COMMON STOCK

NAME OF NOMINEE               FOR        WITHHELD
---------------               ---        --------

David W. Garrison         129,142,353    426,263
Thomas Y. Hartley         129,146,341    422,275
Charles L. Marinaccio     129,154,900    413,716
Mark L. Mitchell          129,149,428    419,188

DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS B COMMON STOCK

NAME OF NOMINEE              FOR        WITHHELD
---------------              ---        --------

J. Joe Ricketts           16,372,800        -
Robert T. Slezak          16,372,800        -
J. Peter Ricketts         16,372,800        -
Gene L. Finn              16,372,800        -
John W. Ward              16,372,800        -



No proxies were solicited from the holder of the Class B Common Stock since such shares are not publicly traded. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 28, 2001 was approved by the Stockholders with 145,640,295 votes FOR, 178,997 votes AGAINST, and 122,124 votes ABSTAINED OR BROKER NON-VOTE.


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

    10.1 Employment Agreement, dated as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation

    15    Independent accountants' awareness letter



     (b)  REPORTS ON FORM 8-K:
          No reports on Form 8-K were filed during the three-month period ended March 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 2001

                                Ameritrade Holding Corporation

                                (Registrant)





                                By: /s/ Joseph H. Moglia
                                    --------------------
                                    Joseph H. Moglia
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ John R. MacDonald
                                    ---------------------
                                    John R. MacDonald
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)