Form 10-Q
period 2001-06-29
AMERITRADE HOLDING CORP
filed 2001-08-13
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 29, 2001

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

                                 Yes (X) No ( )

As of August 8, 2001 there were 189,293,899 outstanding shares of the registrant's common stock consisting of 172,921,099 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX



                                                                        Page No.
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
           Independent Accountants' Review Report                           3
           Balance Sheets                                                   4
           Statements of Operations                                         5
           Statements of Cash Flows                                         6
           Notes to Financial Statements                                    7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      17


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                               18

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                       18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                    18
           (b) Reports on Form 8-K                                         19


           Signatures                                                      20

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of June 29, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 29, 2001 and June 30, 2000 and cash flows for the nine-month periods ended June 29, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management.

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

August 9, 2001
Omaha, Nebraska

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (In thousands, except share amounts)

                                                                                     June 29,     September 29,
                                                                                      2001            2000
                                                                                  ------------    -------------
ASSETS

Cash and cash equivalents                                                          $    31,701    $   122,351
Cash and investments segregated in compliance with federal regulations               1,765,399        215,956
Receivable from brokers, dealers and clearing organizations                            273,719         24,646
Receivable from clients and correspondents - net of allowance
  for doubtful accounts: June 29, 2001 - $3,705; Sept. 29, 2000 - $4,017             1,294,762      2,926,981
Refundable income taxes                                                                      -          4,108
Property and equipment - net of accumulated depreciation and
  amortization: June 29, 2001 - $57,455; Sept. 29, 2000 - $34,056                      100,462         90,348
Goodwill - net of accumulated amortization: June 29, 2001 - $7,511;
  Sept. 29, 2000 - $3,240                                                               86,805         40,002
Investments                                                                             92,947        292,907
Other assets                                                                            67,047         80,937
                                                                                  ------------    -----------
      Total assets                                                                 $ 3,712,842    $ 3,798,236
                                                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Payable to brokers, dealers and clearing organizations                           $   478,136    $   433,706
  Payable to clients and correspondents                                              2,759,033      2,618,157
  Accounts payable and accrued liabilities                                             103,926         99,239
  Notes payable                                                                         48,900         75,000
  Convertible subordinated notes                                                        47,645        200,000
  Deferred income taxes                                                                 29,289        107,966
                                                                                  ------------    -----------
      Total liabilities                                                              3,466,929      3,534,068
                                                                                  ------------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 3,000,000 shares authorized, none issued                    -              -
  Common stock, $0.01 par value:
    Class A - 270,000,000 shares authorized; June 29, 2001 - 172,920,431 shares
      issued; Sept. 29, 2000 - 160,036,664 shares issued                                 1,730          1,600
    Convertible Class B - 18,000,000 shares authorized; 16,372,800 shares
      issued and outstanding                                                               164            164
                                                                                  ------------    -----------

    Total common stock                                                                   1,894          1,764

Additional paid-in capital                                                             229,529         47,864
Retained earnings (accumulated deficit)                                                (35,483)        41,670
Treasury stock - Class A shares at cost (June 29, 2001 - 33,440 shares;
  Sept. 29, 2000 - 43,492 shares)                                                         (307)          (331)
Accumulated other comprehensive income                                                  50,280        173,201
                                                                                  ------------    -----------
    Total stockholders' equity                                                         245,913        264,168
                                                                                  ------------    -----------
    Total liabilities and stockholders' equity                                     $ 3,712,842    $ 3,798,236
                                                                                  ============    ===========

           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (In thousands, except per share amounts)


                                                     Three Months Ended           Nine Months Ended
                                               -----------------------------   -----------------------------
                                               June 29, 2001   June 30, 2000   June 29, 2001   June 30, 2000
                                               -------------   -------------   -------------   -------------
Revenues:
  Commissions and clearing fees                 $  64,902        $ 101,805       $ 223,360       $ 305,365
  Interest revenue                                 42,410           64,931         156,072         176,358
  Other                                            12,660            5,601          22,791          15,937
                                               -------------   -------------   -------------   -------------
    Total revenues                                119,972          172,337         402,223         497,660

  Client interest expense                           7,385           18,955          39,728          55,235
                                               -------------   -------------   -------------   -------------
    Net revenues                                  112,587          153,382         362,495         442,425
                                               -------------   -------------   -------------   -------------

Operating expenses:
  Employee compensation and benefits               35,035          38,668          116,702         110,906
  Communications                                   10,515           9,681           30,208          26,923
  Occupancy and equipment costs                    22,415          15,841           67,821          43,225
  Professional services                            12,289          18,052           45,716          55,808
  Interest on borrowings                            2,028           4,332            9,565          12,163
  Other                                             9,148          11,371           29,394          35,119
                                               -------------   -------------   -------------   -------------
    Total operating expenses                       91,430          97,945          299,406         284,144
                                               -------------   -------------   -------------   -------------
    Operating margin                               21,157          55,437           63,089         158,281

Advertising                                        18,688          47,844          126,520         178,831
Debt conversion expense (Note 4)                     --              --             62,082            --
                                               -------------   -------------   -------------   -------------
Income (loss) before income taxes                   2,469           7,593         (125,513)        (20,550)
Provision (benefit) for income taxes                2,399           2,995          (48,360)         (6,638)
                                               -------------   -------------   -------------   -------------
Net income (loss)                               $      70       $   4,598        $ (77,153)      $ (13,912)
                                               =============   =============   =============   =============

Basic earnings (loss) per share                 $    0.00       $    0.03        $   (0.42)      $   (0.08)
Diluted earnings (loss) per share               $    0.00       $    0.03        $   (0.42)      $   (0.08)

Weighted average shares outstanding - basic .     188,746         174,789          181,615         174,651
Weighted average shares outstanding - diluted     189,599         175,867          181,615         174,651


           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)

                                                                                   Nine Months Ended
                                                                              -----------------------------
                                                                              June 29, 2001   June 30, 2000
                                                                              -------------   -------------
Cash flows from operating activities:
  Net loss                                                                     $   (77,153)   $   (13,912)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                                   21,006         14,711
    Provision for loan losses                                                          414          3,082
    Deferred income taxes                                                          (46,534)       (15,221)
    Loss on disposal of property                                                     1,500              -
    Amortization of goodwill                                                         4,271            573
    Changes in operating assets and liabilities:
      Cash and investments segregated in compliance with federal regulations    (1,549,443)       475,814
      Brokerage receivables                                                      1,382,733     (1,256,172)
      Other assets                                                                  21,682         40,562
      Brokerage payables                                                           185,306        668,372
      Accounts payable and accrued liabilities                                       9,107         41,256
                                                                              -------------   -------------
        Net cash used in operating activities                                      (47,111)       (40,935)

Cash flows from investing activities:
  Purchase of property and equipment                                               (22,266)       (34,111)
  Proceeds from sales of property and equipment                                      4,310              -
  Purchase of investments                                                             (176)        (6,936)
                                                                              -------------   -------------
        Net cash used in investing activities                                      (18,132)       (41,047)

Cash flows from financing activities:
  Proceeds from notes payable                                                       74,900        120,000
  Principal payments on notes payable                                             (101,000)       (85,000)
  Proceeds from exercise of stock options                                              546            460
  Issuance of treasury stock                                                           147            252
                                                                              -------------   -------------
        Net cash provided by (used in) financing activities                        (25,407)        35,712
                                                                              -------------   -------------
Net decrease in cash and cash equivalents                                          (90,650)       (46,270)

Cash and cash equivalents at beginning of period                                   122,351        119,543
                                                                              -------------   -------------
Cash and cash equivalents at end of period                                     $    31,701    $    73,273
                                                                              =============   =============


Supplemental cash flow information:
  Interest paid                                                                $    64,334    $    60,207
  Income tax refunds received                                                  $    (6,911)   $    (9,269)

Noncash investing and financing activities:
  Tax benefit on exercise of stock options                                     $       974    $     1,271
  Issuance of common stock in acquisition of subsidiaries                      $    70,620    $     2,937
  Conversion of convertible notes to Class A common stock                      $   152,355    $         -
  Deferred income taxes on debt conversion                                     $   (42,825)   $         -

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

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will be effective for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. We intend to adopt SFAS No. 142 for the fiscal year beginning September 29, 2001. SFAS No. 142 requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of SFAS Nos. 141 and 142 is not expected to have a significant impact on our financial position. We expect that the elimination of goodwill amortization will have a positive impact on reported income before income taxes in fiscal 2002 of approximately $9.0 million, not including the impact of goodwill associated with the acquisition of National Discount Brokers Corporation (see Note 11) or any other potential future acquisitions.


2.    INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. ("Knight"), representing approximately six percent of Knight's outstanding shares. Knight is a publicly held company that is a market maker in equity securities. The Company derives certain revenues from Knight in exchange for routing trade orders to it for execution. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of June 29, 2001 and September 29, 2000, the Company's investment in Knight was valued at $84.5 million and $284.7 million, respectively. The Company's cost basis is $0.7 million, therefore the gross unrealized gain was $83.8 million and $284.0 million at June 29, 2001 and September 29, 2000, respectively.

As of June 29, 2001, the Company had pledged 7.0 million shares of its Knight common stock to support its obligations under a revolving credit agreement and had also pledged approximately 0.9 million shares of its Knight common stock to support borrowings under a margin loan facility. In July 2001, approximately 0.4 million shares of the Knight common stock were withdrawn from the margin loan facility and pledged as collateral under an arrangement related to the Company's deferred compensation plan for its Chief Executive Officer.

3.    NOTES PAYABLE

As of June 29, 2001, the Company maintained an amended and restated revolving credit agreement dated January 25, 2000, as subsequently amended, with a bank group. The revolving credit agreement contains certain covenants and restrictions, including a minimum income before income taxes requirement. During the third quarter of fiscal 2001, the Company and the bank group agreed to modify the minimum income before income taxes requirement and amend the revolving credit agreement. The revolving credit agreement, as amended, permits borrowings up to $60 million through December 31, 2001, and at June 29, 2001 was secured primarily by 7.0 million shares of the Company's Knight common stock (See Note 2) and the Company's stock in its subsidiaries. The Company may borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeds 80 percent of the fair market value of the pledged Knight stock, the Company is required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.25 percent or (ii) 90-day LIBOR plus 2.0 percent. At June 29, 2001, the interest rate on this borrowing was 6.75 percent. The Company also pays a maintenance fee of 0.5 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $48.9 million at June 29, 2001 and $75 million at September 29, 2000. In July 2001, the Company repaid $26.4 million of its outstanding indebtedness, reducing its outstanding borrowings under the agreement to $22.5 million. The Company was in compliance with or has obtained waivers for all covenants under the revolving agreement for all periods presented in the condensed consolidated financial statements.

The Company also maintains a separate margin loan facility that at June 29, 2001 was supported by approximately 0.9 million shares, and is currently supported by approximately 0.5 million shares of Knight common stock (see Note 2). The Company may borrow up to 25 percent of the fair market value of the Knight stock under the margin loan facility. The interest rate on borrowings under the margin loan facility is based on LIBOR plus 1.0 percent. As of June 29, 2001 and September 29, 2000, the Company had no borrowings outstanding under this loan facility.


4.     CONVERTIBLE SUBORDINATED NOTES

In February 2001, $152.4 million of the Company's convertible subordinated notes were converted for approximately 4.7 million shares of Class A common stock and $58.7 million of cash. Including $3.4 million of deferred note origination costs written off, this resulted in debt conversion expense of $62.1 million and an increase in stockholders' equity of $71.7 million (net of income taxes) during the second fiscal quarter ended March 30, 2001. As of June 29, 2001, the Company had approximately $47.6 million of the 5.75 percent convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Class A common stock.


5.    NET CAPITAL

The Company's broker/dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker/dealer subsidiaries had net capital, in the aggregate, of $92.8 million and $226.8 million as of June 29, 2001 and September 29, 2000, respectively, which exceeded aggregate minimum net capital requirements by $64.2 million and $164.1 million, respectively. Subsidiary net capital in the amount of $28.6 million and $62.7 million as of June 29, 2001 and September 29, 2000, respectively, was not available for transfer to Ameritrade Holding Corporation.


6.    COMMITMENTS AND CONTINGENCIES

Legal - In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs have opposed. The Company believes that it has viable defenses to the allegations raised in the amended complaint and intends to assert them vigorously. However, because the proceeding is still in a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the outcome of this matter or its effect on the Company.

The Company and its subsidiaries are parties to a number of other legal actions. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, would materially affect the Company's results of operations or its financial position.

Letter of Credit - Letters of credit in the amount of $113 million and $198 million as of June 29, 2001 and September 29, 2000, respectively, have been issued by several financial institutions on behalf of Advanced Clearing, Inc. ("Advanced Clearing"), the Company's wholly-owned securities clearing subsidiary. The letters of credit have been issued to finance margin debits and support margin requirements. Advanced Clearing pays a maintenance fee of 0.25 to
0.5 percent of the committed amount for the letters of credit. In addition, the same financial institutions may make loans to Advanced Clearing if requested under note agreements. Advanced Clearing pledges client securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of June 29, 2001 and September 29, 2000, no amounts were outstanding under the notes.

General Contingencies - In the ordinary course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Advanced Clearing's client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose Advanced Clearing to off-balance-sheet credit risk in the event the clients are unable to fulfill their contracted obligations.

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

Employment Agreements - The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in control of the Company. Salaries are subject to adjustments according to the Company's financial performance and other factors.


7.    SEGMENT INFORMATION

Commencing in fiscal 2000, OnMoney Financial Services Corporation ("OnMoney"), the Company's personal financial management subsidiary, was a reportable business segment. Through June 29, 2001, the Company had two reportable business segments. Effective with the second quarter of fiscal 2001, the Company reclassified the operations of Financial Passport, Inc., an Internet-based provider of financial planning services, from the OnMoney business segment to the brokerage operations business segment. Prior periods have been restated to reflect this change. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the condensed consolidated financial statements.


                                              Three Months Ended June 29, 2001         Three Months Ended June 30, 2000
                                            -------------------------------------   ---------------------------------------
                                             Brokerage                                Brokerage
                                             Operations    OnMoney       Total       Operations     OnMoney        Total
                                            -----------   ---------    ----------   -----------    ----------    ----------
Interest - net of client interest expense   $    35,019   $       6    $   35,025   $    45,974    $        2    $   45,976
Non-interest revenue                             77,474          88        77,562       107,348            58       107,406
                                            -----------   ---------    ----------   -----------    ----------    ----------
Net revenues                                $   112,493   $      94    $  112,587   $   153,322    $       60    $  153,382
                                            ===========   =========    ==========   ===========    ==========    ==========

Pre-tax income (loss)                       $    11,091   $  (8,622)   $    2,469   $    23,626    $  (16,033)   $    7,593
Identifiable assets at period end             3,701,332      11,510     3,712,842     3,766,427         6,086     3,772,513


                                               Nine Months Ended June 29, 2001          Nine Months Ended June 30, 2000
                                            -------------------------------------   ---------------------------------------
                                             Brokerage                                Brokerage
                                             Operations    OnMoney       Total       Operations     OnMoney        Total
                                            -----------   ---------    ----------   -----------    ----------    ----------
Interest - net of client interest expense   $   116,310   $      34    $  116,344   $   121,121    $        2    $ 121,123
Non-interest revenue                            245,870         281       246,151       321,189           113      321,302
                                            -----------   ---------    ----------   -----------    ----------    ----------
Net revenues                                $   362,180   $     315    $  362,495   $   442,310    $      115    $ 442,425
                                            ===========   =========    ==========   ===========    ==========    ==========

Pre-tax income (loss)                       $   (87,803)  $ (37,710)   $ (125,513)  $    34,032    $  (54,582)   $ (20,550)


OnMoney non-interest revenues are included in other revenues in the statement of operations. OnMoney expenses are comprised primarily of advertising expense, employee compensation and benefits expense and professional services expense.

On June 27, 2001, the Company announced a reorganization of its corporate and management structure. The new structure created two principal business units, a Private Client division and an Institutional Client division. Both divisions will provide multiple service offerings, tailored to specific clients and their respective investing and trading preferences. OnMoney will become a product offering supporting the two business units. The Company will reevaluate its segment reporting during the fourth quarter of fiscal 2001 in light of the announced reorganization.


8.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                                  Three Months Ended                Nine Months Ended
                                                             -----------------------------    -----------------------------
                                                             June 29, 2001   June 30, 2000    June 29, 2001   June 30, 2000
                                                             -------------   -------------    -------------   -------------
Net income (loss)                                              $      70       $   4,598        $ (77,153)      $ (13,912)

Other comprehensive income
  Net unrealized holding gains (losses) on investment
  securities available-for-sale arising during the period        (31,155)       (167,557)        (200,135)          6,405

  Adjustment for deferred income taxes                            12,150          65,347           77,215          (2,498)
                                                             -------------   -------------    -------------   -------------
Total other comprehensive income (loss), net of tax              (19,005)       (102,210)        (122,920)          3,907
                                                             -------------   -------------    -------------   -------------
Comprehensive loss                                             $ (18,935)      $ (97,612)       $(200,073)      $ (10,005)
                                                             =============   =============    =============   =============

9.       NONRECURRING CHARGES

During the nine-month period ended June 29, 2001, the Company terminated approximately 450 employees, primarily at its Omaha, Nebraska and Fort Worth, Texas call centers. Termination costs, including severance and outplacement costs, of approximately $2.4 million for the nine-month period ended June 29, 2001 are recorded in employee compensation and benefits in the statements of operations. The Company has paid substantially all of these costs as of June 29, 2001. In addition, asset impairment and related charges of approximately $1.9 million are recorded in occupancy and equipment expense, and approximately $1.9 million are recorded in other expenses, in the statement of operations for the nine-month period ended June 29, 2001. The $1.9 million in occupancy and equipment expense consists of $1.2 million of rent expense for idled office space and $0.7 million of rent expense for idled furniture and equipment, which the Company is committed to under various noncancelable operating leases. The $1.9 million in other expense consists of $1.5 million of losses on impairment and abandonment of Company-owned furniture, equipment and leasehold improvements and $0.4 million of prepaid brokerage license fees written off related to brokerage employees who were terminated.

10.    ACQUISITIONS

On December 1, 2000 and May 25, 2001, the Company issued 316,818 shares and 468,686 shares, respectively, of its Class A Common Stock in connection with its May 25, 2000 acquisition of Ten Bagger, Inc. ("Ten Bagger"), the corporation that developed the stock analysis tool, The BigEasy Investor(TM). These shares represent the first and second of three post-closing payments required under the purchase agreement during the 18-month period following the acquisition date. The Company is required to issue additional shares of its Class A Common Stock with a value between a minimum of $2.7 million and a maximum of $4.4 million in settlement of the final post-closing payment, depending upon the achievement of certain performance targets, the satisfaction of certain indemnification obligations and the market price of the Company's Class A Common Stock at the time of issuance.

On April 2, 2001, the Company acquired TradeCast Inc. ("TradeCast"), a Delaware corporation, and all of the ownership interests in TradeCast Investments Ltd. ("TradeCast Ltd."), a Texas limited partnership. TradeCast Ltd., through its subsidiaries, is a leading provider of direct access trade execution and software designed for the active trader. In connection with the acquisition, the Company issued 7,500,000 shares of its Class A Common Stock in exchange for the outstanding shares of TradeCast common stock and the ownership interests of TradeCast Ltd., including 375,000 shares which are being held in escrow pursuant to the indemnification provisions of the transaction documents. The Company also issued an additional 712,500 shares of its Class A Common Stock in connection with the acquisition which are being held in escrow and may be released based on future performance, and may issue an additional 37,500 shares of its Class A Common Stock to an employee of a TradeCast Ltd. subsidiary based on future performance and employment. The acquisition was accounted for as a purchase with the resulting goodwill of approximately $50.1 million being amortized over 10 years.

The purchase price for TradeCast was comprised of the following consideration:

Class A common stock issued                                       $  63,763
Cash acquired, net of acquisition costs                              (1,215)
Fair value of stock options granted to TradeCast Ltd. employees         512
Liabilities assumed                                                   3,511
                                                                  ---------
  Total consideration                                             $  66,571
                                                                  =========

The preliminary purchase price allocation is summarized as follows:

Receivable from clients, net                                      $   1,428
Property and equipment, net                                          14,663
Other assets                                                          2,668
Goodwill                                                             50,059
Deferred income taxes                                                (2,247)
                                                                  ---------
  Total                                                           $  66,571
                                                                  =========

The following unaudited pro forma financial information sets forth the results of operations of the Company as if the acquisition of TradeCast had occurred on September 25, 1999.

                                    Three Months Ended           Nine Months Ended
                               ----------------------------   ----------------------------
                               June 29, 2001  June 30, 2000   June 29, 2001  June 30, 2000
                               -------------  -------------   -------------  -------------
Net revenues                    $  112,587      $ 157,480      $  371,489     $  453,234

Net income (loss)               $       70      $   2,209      $  (79,847)    $  (23,000)

Basic earnings (loss) per share $     0.00      $    0.01      $    (0.43)    $    (0.13)


11.      SUBSEQUENT EVENTS

On July 19, 2001, the Company completed the sale of its preferred stock interest in Epoch Partners, Inc. ("Epoch") for approximately $16.4 million in cash. The Company accounted for its investment in Epoch under the cost method. The

Company's investment in Epoch was approximately $6.7 million. Accordingly, the Company will record a pretax gain of approximately $9.7 million on the sale during the fourth quarter of fiscal 2001.

The Company entered into a purchase agreement dated as of July 30, 2001, to acquire National Discount Brokers Corporation ("NDB.com"), an indirect subsidiary of Deutsche Bank AG, for approximately $154 million in Class A Common Stock. NDB.com is an online broker with approximately 316,000 client accounts. The transaction is expected to close in the fall of 2001, subject to customary regulatory approvals and other terms and conditions. Depending on the market price of the Company's Class A Common Stock prior to the closing and subject to a collar, the Company will issue between approximately 21 million and 32 million shares. Upon completion of the transaction, Deutsche Bank AG, through its subsidiaries, will own between approximately 10 percent and 14 percent of the Company's outstanding common stock. Shortly after the closing of the transaction, the Company will file a resale shelf registration statement with respect to the shares it issues.


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

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding the decrease and rate of decline of average commission and clearing fees per trade; our expectations regarding the decrease in payment for order flow on a per trade basis; our expectations regarding growth of net interest revenue; our estimation of annualized employee compensation and benefits savings; our expectation regarding the growth in communication expenses; our expected amount of advertising expenses; our estimation of savings in annualized cash interest payments on the convertible subordinated notes; our anticipated capital and liquidity needs and our plans to finance such needs; and our expectations regarding the impact of recently issued accounting pronouncements.

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation ("Holding") and its operating subsidiaries.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 29, 2001 AND JUNE 30, 2000

NET REVENUES. Commissions and clearing fees decreased 36 percent to $64.9 million in the third quarter of fiscal 2001 from $101.8 million in the third quarter of fiscal 2000. This decrease was partly attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 12 percent to 109,000 in the third quarter of fiscal 2001 from 124,000 in the third quarter of fiscal 2000. The decrease in transaction processing volume was primarily a result of significantly lower client trading activity during the third quarter of fiscal 2001, compared to unusually high client trading activity during the third quarter of fiscal 2000. Clients averaged approximately five trades per account during the third quarter of fiscal 2001, compared to approximately 10 trades per account during the third quarter of fiscal 2000. The decreased volume per account was partially offset by a significant increase in client accounts resulting from the substantial advertising expenditures made by us during the past few years. Client accounts increased to approximately 1,545,000 at June 29, 2001 from approximately 1,164,000 at June 30, 2000. Commissions and clearing fees per trade decreased by 24 percent to $9.42 in the third quarter of fiscal 2001 from $12.45 in the third quarter of fiscal 2000. This decrease in commissions per trade was due primarily to our clients increasingly using the Internet to place trades, as we charge lower commissions for Internet trades than for trades placed through other means, growth in our Freetrade.com client base, and a lower commission structure for option trades. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years, because the vast majority of our clients' trades are now being submitted using the Internet.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution ("payment for order flow"). The revenues generated by us under these arrangements totaled $9.7 million, or 9 percent of net revenues, for the third quarter of fiscal 2001 and $14.3 million, or 9 percent of net revenues, for the third quarter of fiscal 2000. Payment for order flow is a component of the commissions and clearing fees revenue line. Payment for order flow decreased 19 percent on a per trade basis from $1.75 in the third quarter of fiscal 2000 to $1.41 in the third quarter of fiscal 2001. We expect payment for order flow to continue to decrease somewhat on a per trade basis as a result of competitive forces and regulatory changes, including decimalization. A portion of these revenues were received from execution agents owned by Knight Trading Group, Inc. ("Knight"), a market maker in equity securities. As of June 29, 2001, we owned approximately six percent of the outstanding common stock of Knight.

Net interest revenue (interest revenue less client interest expense) decreased 24 percent to $35.0 million in the third quarter of fiscal 2001 from $46.0 million in the third quarter of fiscal 2000. This decrease was due primarily to a decrease of 54 percent in average client and correspondent receivables and a decrease of approximately 170 basis points in the average interest rate charged on such receivables, partially offset by a 261 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations in the third quarter of fiscal 2001 from the third quarter of fiscal 2000. We generally expect net interest revenue to grow as our account base grows, however, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased to $12.7 million in the third quarter of fiscal 2001 from $5.6 million in the third quarter of fiscal 2000 due primarily to the implementation of a $15 per quarter fee during the third quarter of fiscal 2001 on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker/dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase. The Company acquired TradeCast effective April 2, 2001 (see Note 10).

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense decreased 10 percent to $35.0 million in the third quarter of fiscal 2001 from $38.7 million in the third quarter of fiscal 2000, due primarily to the effect of staff reductions during the first two quarters of fiscal 2001 (see Note 9), partly offset by compensation expense associated with the hiring of a new CEO during the second quarter of fiscal 2001. Full-time equivalent employees decreased 25 percent to 1,947 at the end of June 2001 from 2,604 at the end of June 2000. Through staff reductions during fiscal 2001, the Company estimates it will achieve approximately $22 million in annualized employee compensation and benefits savings.

Communications expense increased 8 percent to $10.5 million in the third quarter of fiscal 2001 compared to $9.7 million in the third quarter of fiscal 2000, due primarily to quote and market information costs for TradeCast. Communication expenses are expected to increase at a slower rate than accounts and transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our clients. The Company recently implemented electronic confirmations and statements, which we expect will further slow the growth of communications expense.

Occupancy and equipment costs increased 42 percent to $22.4 million in the third quarter of fiscal 2001 from $15.8 million in the third quarter of fiscal 2000. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000, we added approximately 150,000 square feet of additional space in Baltimore, Maryland, Ft. Worth, Texas, Omaha, Nebraska, Chicago, Illinois, and Orem, Utah. We also have leased additional equipment over the past fiscal year to accommodate growth. In addition, occupancy and equipment costs in Houston, Texas related to TradeCast contributed to the increase.

Professional services expense decreased 32 percent to $12.3 million in the third quarter of fiscal 2001 from $18.1 million in the third quarter of fiscal 2000. This decrease was primarily due to higher usage of consulting services to assist us in operational effectiveness, product enhancements and OnMoney development during the third quarter of fiscal 2000.

Interest on borrowings decreased 53 percent to $2.0 million in the third quarter of fiscal 2001, from $4.3 million in the third quarter of fiscal 2000, due to lower average borrowings on the Company's revolving credit agreement and the conversion of $152.4 million of convertible subordinated notes in February 2001 (see Note 4). As a result of the debt conversion, the Company will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

Other operating expenses decreased 20 percent to $9.1 million in the third quarter of fiscal 2001 from $11.4 million in the third quarter of fiscal 2000, primarily due to lower transaction processing volumes and the implementation of electronic statements and confirmations as an option for our clients.

Advertising expenses decreased 61 percent to $18.7 million in the third quarter of fiscal 2001 from $47.8 million in the third quarter of fiscal 2000. The reduced level of advertising expenditures was principally due to adverse stock market conditions and a historically slow market for new accounts during the summer. We have reduced our advertising budget for the remainder of the fiscal year. We estimate advertising expenses will range from $10 to $15 million for the last quarter of fiscal 2001.

Income tax expense was $2.4 million in the third quarter of fiscal 2001 compared to $3.0 million in the third quarter of fiscal 2000. The effective tax rate in the third quarter of fiscal 2001 was 97 percent compared to 39 percent in the third quarter of fiscal 2000. The high effective tax rate for the third quarter of fiscal 2001 was due primarily to the effect of nondeductible goodwill amortization on a relatively low amount of income before income taxes.

NINE MONTH PERIODS ENDED JUNE 29, 2001 AND JUNE 30, 2000

NET REVENUES. Commissions and clearing fees decreased 27 percent to $223.4 million in the first nine months of fiscal 2001 from $305.4 million in the first nine months of fiscal 2000. This decrease was primarily attributable to a decrease in commissions and clearing fees per trade by 19 percent to $10.70 in the first nine months of fiscal 2001 from $13.23 in the first nine months of fiscal 2000. The decrease in commissions per trade was due primarily to our clients increasingly using the Internet to place trades, as we charge lower commissions for Internet trades than for trades placed through other means, growth in our Freetrade.com client base, and a lower commission structure for option trades. We expect average commission and clearing fees per trade to continue to decrease due to the growth in the number of lower revenue Internet equity trades. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years, because the vast majority of our clients' trades are now being submitted using the Internet. In addition, the average number of trades processed per day decreased 5 percent to 111,000 in the first nine months of fiscal 2001 from 117,000 in the first nine months of fiscal 2000. The decrease in transaction processing volume was primarily a result of significantly lower client trading activity during the first nine months of fiscal 2001, compared to unusually high client trading activity during the first nine months of fiscal 2000. Clients averaged approximately 15 trades per account during the first nine months of fiscal 2001, compared to approximately 27 trades per account during the first nine months of fiscal 2000. The decreased volume per account was partially offset by a significant increase in client accounts resulting primarily from the substantial advertising expenditures made by us during the past few years. Client accounts increased to approximately 1,545,000 at June 29, 2001 from approximately 1,164,000 at June 30, 2000.

Payment for order flow revenues totaled $37.9 million, or 11 percent of net revenues, for the first nine months of fiscal 2001 and $40.3 million, or 9 percent of net revenues, for the first nine months of fiscal 2000. Payment for order flow is a component of the commissions and clearing fees revenue line. Payment for order flow increased 4 percent on a per trade basis from $1.75 in the first nine months of fiscal 2000 to $1.82 in the first nine months of fiscal 2001. We expect payment for order flow to decrease somewhat on a per trade basis as a result of competitive forces and regulatory changes, including decimalization. A portion of these revenues was received from execution agents owned by Knight. As of June 29, 2001, we owned approximately six percent of the outstanding common stock of Knight.

Net interest revenue decreased 4 percent to $116.3 million in the first nine months of fiscal 2001 from $121.1 million in the first nine months of fiscal 2000. This decrease was due primarily to a decrease of 29 percent in average client and correspondent receivables, partially offset by an increase of approximately 30 basis points in the average interest rate charged on client and correspondent receivables and an 86 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, in the first nine months of fiscal 2001 from the first nine months of fiscal 2000. We generally expect net interest revenue to grow as our account base grows, however it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased 43 percent to $22.8 million in the first nine months of fiscal 2001 from $15.9 million in the first nine months of fiscal 2000, due primarily to the implementation of a $15 per quarter fee during the third quarter of fiscal 2001 on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker/dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense increased 5 percent to $116.7 million in the first nine months of fiscal 2001 from $110.9 million in the first nine months of fiscal 2000, due in part to severance costs associated with staff reductions during the first half of fiscal 2001 (see Note 9), and costs associated with the hiring of a new CEO during the second quarter of fiscal 2001. Full-time equivalent employees decreased 25 percent to 1,947 at the end of June 2001 from 2,604 at the end of June 2000. Through staff reductions during fiscal 2001, the Company estimates it will achieve approximately $22 million in annualized employee compensation and benefits savings.

Communications expense increased 12 percent to $30.2 million in the first nine months of fiscal 2001 compared to $26.9 million in the first nine months of fiscal 2000, primarily due to higher quote and market information costs and communication expenses for TradeCast. Communication expenses are expected to increase at a slower rate than accounts and transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our clients. The Company recently implemented electronic confirmations and statements, which we expect will further slow the growth of communications expense.

Occupancy and equipment costs increased 57 percent to $67.8 million in the first nine months of fiscal 2001 from $43.2 million in the first nine months of fiscal 2000. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000, we added approximately 150,000 square feet of additional space in Baltimore, Maryland, Ft. Worth, Texas, Omaha, Nebraska, Chicago, Illinois, and Orem, Utah. We also have leased additional equipment over the past fiscal year to accommodate growth. Occupancy and equipment costs in Houston, Texas related to TradeCast also contributed to the increase. In addition, a portion of the increased occupancy and equipment was due to asset impairment costs associated with the staff reductions (see Note 9).

Professional services expense decreased 18 percent to $45.7 million in the first nine months of fiscal 2001 from $55.8 million in the first nine months of fiscal 2000. This decrease was primarily due to higher usage of marketing and technology consulting services during the first half of fiscal 2000, including consulting costs related to the development of OnMoney.

Interest on borrowings decreased 21 percent to $9.6 million in the first nine months of fiscal 2001 from $12.2 million in the first nine months of fiscal 2000, due to lower average interest rates and the conversion of $152.4 million of convertible subordinated notes in February 2001 (see Note 4). As a result of the debt conversion, the Company will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

Other operating expenses decreased 16 percent to $29.4 million in the first nine months of fiscal 2001 compared to $35.1 million in the first nine months of fiscal 2000, primarily due to lower transaction processing volumes, partially offset by certain asset impairment costs associated with the staff reductions during the first half of fiscal 2001 (see Note 9).

Advertising expenses decreased 29 percent to $126.5 million in the first nine months of fiscal 2001 from $178.8 million in the first nine months of fiscal 2000. The continuing high level of advertising expenditures was principally related to our efforts to build and maintain awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of client accounts realized by us during the period. However, due to adverse stock market conditions and a historically slow market for new accounts during the summer, we reduced our advertising budget for the remainder of the fiscal year. We estimate advertising expenses will range from $10 to $15 million for the last quarter of fiscal 2001.

Debt conversion expense consists of $58.7 million of cash paid to induce holders of the convertible subordinated notes to convert the notes into 4.7 million shares of Class A common stock, and $3.4 million of deferred note origination costs written off related to the converted notes (see Note 4).

Income tax benefit was $48.4 million in the first nine months of fiscal 2001 compared to $6.6 million in the first nine months of fiscal 2000. The effective tax rate in the first half of fiscal 2001 was 39 percent compared to 32 percent in the first nine months of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

We have historically financed the Company primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also raised funds in the past through an initial public offering of common stock in fiscal 1997 and the issuance of convertible subordinated notes in fiscal 1999. Our liquidity needs during the first nine months of fiscal 2001 were financed primarily by borrowings under our credit facilities. We anticipate continued capital and liquidity needs during the remainder of fiscal 2001 and beginning of fiscal 2002 to meet the net capital requirements associated with the transfer of the client accounts of NDB.com (see Note 11) from a third party clearing firm to our subsidiary, Advanced Clearing, and to accommodate our advertising campaign. We plan to finance our capital and liquidity needs primarily from our operating cash flows and borrowings on our credit facilities. In addition, we may issue equity or debt securities of the Company. We may also consider selling, or entering into a forward contract to sell, some or all of our interest in Knight.

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

Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon a complicated calculation described in Rule 15c3-1, but takes account of, among other things, each broker-dealer's "net debit items" which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. Historically, we have utilized our revolving credit facility as a mechanism to provide additional capital as needed to meet net capital requirements, and the balance on our revolving credit facility often has fluctuated significantly from period to period due to changes in our net capital requirements.

CASH FLOW

Cash used in operating activities was $47.1 million in the first nine months of fiscal 2001, compared to $40.9 million in the first nine months of fiscal 2000. The increase in cash used in operations during the first half of fiscal 2001 was primarily due to debt conversion expense of $37.2 million (net of income taxes) during fiscal 2001, partially offset by the substantial decrease in client margin receivables during the period, compared to a substantial increase in client receivables during the first nine months of fiscal 2000.

Cash used in investing activities was $18.1 million in the first nine months of fiscal 2001, compared to $41.0 million in the first nine months of fiscal 2000. Uses of cash in both periods were primarily related to purchases of property and equipment, partially offset in fiscal 2001 by proceeds from sales of property and equipment pursuant to sale/leaseback arrangements.

Cash used in financing activities was $25.4 million in the first nine months of fiscal 2001, compared to cash provided by financing activities of $35.7 million in the first nine months of fiscal 2000. The financing activities consisted primarily of net repayments on our loan agreements (see "Loan Agreements") offset by proceeds from stock option exercises in the first nine months of fiscal 2001, and net proceeds from borrowings on the revolving credit agreement in the first nine months of fiscal 2000. We borrowed $58.7 million on our loan agreements during the second quarter of fiscal 2001 to finance the induced conversion of $152.4 million of convertible subordinated notes (see "Convertible Subordinated Notes") to Class A common stock.

LOAN AGREEMENTS

As of June 29, 2001, we maintained an amended and restated revolving credit agreement dated January 25, 2000, as subsequently amended, with a bank group. The revolving credit agreement contains certain covenants and restrictions, including a minimum income before income taxes requirement. During the third quarter of fiscal 2001, the Company and the bank group agreed to modify the minimum income before income taxes requirement and amend the revolving credit agreement. The revolving credit agreement, as amended, permits borrowings up to $60 million through December 31, 2001, and currently is secured primarily by
7.0 million shares of our Knight common stock and the Company's stock in its subsidiaries. The Company may borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeds 80 percent of the fair market value of the pledged Knight stock, the Company is required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings is determined on a monthly basis based on the greater of (i) the prime rate minus 0.25 percent or (ii) 90-day LIBOR plus 2.0 percent. At June 29, 2001, the interest rate on this borrowing was 6.75 percent. We also pay a maintenance fee of 0.5 percent of the unused borrowings through the maturity date. We had outstanding indebtedness under the revolving credit agreement of $48.9 million at June 29, 2001 and $75 million at September 29, 2000. In July 2001, the Company repaid $26.4 million of its outstanding indebtedness, reducing its outstanding borrowings under the agreement to $22.5 million.

We also maintain a separate margin loan facility that is currently supported by approximately 0.5 million shares of our Knight common stock. The Company may borrow up to 25 percent of the fair market value of the Knight stock under the margin loan facility. The interest rate on borrowings under the margin loan facility is based on LIBOR plus 1.0 percent. As of June 29, 2001, we had no borrowings outstanding under this loan facility.

We intend to renegotiate and extend our loan agreements during the next three months.

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

In February 2001, $152.4 million of our convertible subordinated notes (see Note
4) were converted for approximately 4.7 million shares of Class A common stock and $58.7 million of cash. Including $3.4 million of deferred note origination costs written off, this resulted in debt conversion expense of $62.1 million and an increase in stockholders' equity of $71.7 million (net of income taxes) during the second fiscal quarter ended March 30, 2001. Additionally, we will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes. As of June 29, 2001, the Company had approximately $47.6 million of the 5.75 percent convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Class A common stock.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will be effective for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. We intend to adopt SFAS No. 142 for the fiscal year beginning September 29, 2001. SFAS No. 142 requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of SFAS Nos. 141 and 142 is not expected to have a significant impact on our financial position. We expect that the elimination of goodwill amortization will have a positive impact on reported income before income taxes in fiscal 2002 of approximately $9.0 million, not including the impact of goodwill associated with the acquisition of National Discount Brokers Corporation (see Note 11) or any other potential future acquisitions.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. Such funds totaled $1.8 billion at June 29, 2001 and $216.0 million at September 29, 2000. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2.8 billion at June 29, 2001 and $2.6 billion at September 29, 2000 in the form of client cash balances. At June 29, 2001, we had an additional $96.5 million of interest bearing indebtedness outstanding, consisting of $47.6 million of convertible subordinated notes (see "Convertible Subordinated Notes"), which bear interest at a fixed rate of interest of 5.75 percent, and $48.9 million under our loan agreements, which bear interest at a floating rate (as described under "Loan Agreements"). At September 29, 2000, we had $275.0 million of other interest bearing indebtedness outstanding, consisting of $200.0 million of convertible subordinated notes and $75.0 million under a revolving credit agreement. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management. Our annual interest payments on our revolving credit agreement would increase or decrease by approximately $489,000 for each one percent change in interest rates based on the amount outstanding at June 29, 2001.

We hold a marketable equity security, which is recorded at fair value of $84.5 million ($51.0 million net of tax) at June 29, 2001 and has exposure to market price risk. The same security was recorded at fair value of $284.7 million ($173.9 million net of tax) at September 29, 2000. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $8.5 million at June 29, 2001. Actual results may differ.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs have opposed. The Company believes that it has viable defenses to the allegations raised in the amended complaint and intends to assert them vigorously. However, because the proceeding is still in a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the outcome of this matter or its effect on the Company.

The Company and its subsidiaries are parties to a number of other legal actions. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially affect the Company's results of operations or its financial position.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 25, 2001, the Company issued 468,686 shares of its Class A Common Stock in connection with its May 25, 2000 acquisition of Ten Bagger, Inc. ("Ten Bagger"). These shares represent the second of three post-closing payments required under the purchase agreement during the 18-month period following the acquisition date. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. Such shares were issued to the 19 former shareholders of Ten Bagger.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to
                  Exhibit 3.6 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.1 Form of Certificate for Class A Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         4.2 Form of Note for the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's annual report on Form 10-K filed on December 23, 1999)

         4.3 Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.4 First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.5 Registration Rights Agreement dated August 4, 1999, between Ameritrade Holding Corporation and Goldman, Sachs & Co. and relating to the Company's 5.75 percent Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         10.1 Third Amendment to Amended and Restated Revolving Credit Agreement; Notice of Effective Date

         10.2     Amended and Restated Stock Pledge Agreement

         10.3     Second Amendment to Amended and Restated Stock Pledge
                  Agreement

         10.4 Stockholders Agreement dated April 2, 2001 between Ameritrade Holding Corporation and the owners of TradeCast Inc. and affiliates

         15.1     Independent accountants' awareness letter

(b)      REPORTS ON FORM 8-K:

                  On April 12, 2001, a Form 8-K was filed under Item 2 reporting the Company's acquisition of TradeCast Inc. and all of the ownership interests in TradeCast Investments, Ltd.

                  On May 9, 2001, a Form 8-K/A was filed under Item 7 presenting the financial information related to the Company's acquisition of TradeCast Inc. and all of the ownership interests in TradeCast Investments, Ltd. The Form 8-K/A included the following financial statements:

               - Audited Consolidated Financial Statements of TradeCast Investments, Ltd. and Subsidiaries for the years ended December 31, 2000 and 1999, with accompanying Independent Auditors Report
               - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Balance Sheet as of December 31, 2000
               - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended September 29, 2000
               - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Three Months Ended December 31, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 13, 2001

                               Ameritrade Holding Corporation
                               (Registrant)




                               by: /s/ Joseph H. Moglia

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