Form 10-K
period 2001-09-28
AMERITRADE HOLDING CORP
filed 2001-12-24
CIK 1027401

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934 for the fiscal year ended September 28, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) under the Securities
    Exchange Act of 1934 for the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) under the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of December 19, 2001, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $742 million computed by reference to the final sale price of the stock on December 19, 2001 on the Nasdaq stock market. All of the Class B Common Stock is held by affiliates of the registrant.

The number of shares of Class A Common Stock outstanding as of December 19, 2001 was 199,536,095 shares. The number of shares of Class B Common Stock outstanding as of December 19, 2001 was 16,372,800 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the Company's 2002 Annual Meeting to be filed hereafter (incorporated into Part III hereof).


===============================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX


                                                                            Page
                                                                             No.
                                                                            ----
                                     PART I

Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .   11

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . .   11
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .   13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .   14
         Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . . . .   19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk  . . .   23
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . .   24
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure  . . . . . . . . . . . . . . . . . . . .   45

                                    PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . .   45
Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . .   45
Item 12. Security Ownership of Certain Beneficial Owners and Management. .   45
Item 13. Certain Relationships and Related Transactions. . . . . . . . . .   45

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45
         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . 45
         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 54

UNLESS OTHERWISE INDICATED, REFERENCES TO "WE", "US" OR "COMPANY" MEAN AMERITRADE HOLDING CORPORATION ("HOLDING") AND ITS SUBSIDIARIES, AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S FISCAL YEAR ENDED THE LAST FRIDAY OF SEPTEMBER.

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

PART I
ITEM 1.     BUSINESS

The Company was established in 1971 and has been engaged in the discount brokerage industry since 1975. We are a leading provider of online brokerage services, which represents the vast majority of our business.

ONLINE BROKERAGE INDUSTRY OVERVIEW
The online brokerage industry has grown rapidly in the past few years. A number of factors have contributed to this growth, including:
-    strength and growth of the United States equity markets;
- increased accessibility to and affordability of brokerage services made possible by rapid advances in communications and processing technology and by increasing competition among brokerage companies;
- increased consumer acceptance of and confidence in the Internet as a reliable, secure and cost-effective medium for financial transactions;
- the availability of financial information online, including research, real-time quotes, charts, news and company information;
- the appeal of online trading to investors based on lower prices, greater range of investment alternatives and greater control over investment decisions; and
-    the growth in financial assets held by individual investors.

OPERATIONS
We provide technology-based financial services to retail investors and business partners through a variety of mediums, predominantly the Internet. Our services appeal to a broad market of self-directed retail investors, traders, financial planners and institutions who are value conscious. We use our low-cost platform to offer brokerage services to investors and institutions at commissions that are generally lower than those charged by our major competitors.

We were one of the earliest participants in the online brokerage industry, pioneering online trading with the first Internet trade in 1994. Since initiating online trading, we have dramatically increased our number of brokerage accounts, average daily trading volume and total assets in client accounts, while significantly lowering our operating costs per trade. From October 1997 through the end of fiscal 2001, we added 1.7 million new accounts, a net $21.2 billion to assets in client accounts, and increased average trading activity from less than 10,000 trades per day to over 100,000. We expect online brokerage activity to continue to expand, creating opportunities for us to leverage our technology, market position and cost structure for further growth and profitability.

During fiscal 2001, we reorganized the Company to better serve our clients. The Company is now organized into two main units - a Private Client Division and a business-to-business Institutional Client Division. Within each division, several client segments currently exist. In the Private Client Division, the client segments are Ameritrade(R), Ameritrade Plus(TM), Ameritrade Pro(TM) and Freetrade.com(TM). In the Institutional Client Division, the client segments are TradeCast(R)by Ameritrade, Ameritrade Clearing Services(TM), Ameritrade Corporate Services(TM), Ameritrade Advisor Services(TM) and Ameritrade Financial Services(TM). We currently operate our brokerage business through several broker-dealer subsidiaries, including Ameritrade (Inc.), Accutrade, Inc., AmeriVest, Inc., Freetrade.com, Inc., Ameritrade Institutional Services, Inc., TradeCast Securities Ltd., Nebraska Hudson Company, Inc., PFN Financial Services, LLC and one clearing broker-dealer subsidiary, Advanced Clearing, Inc. ("Advanced Clearing"). In conjunction with our reorganization, we plan to consolidate our current U.S. brokerage operations to two broker-dealers subsidiaries: Ameritrade, Inc. and TradeCast Securities Ltd.

BUSINESS STRATEGY
Our business strategy is to capitalize on the growth of the online brokerage industry and leverage our infrastructure to target new sources of revenue. The key elements of our strategy are as follows:

- FOCUS ON ONLINE BROKERAGE SERVICES. We plan to maintain our focus on attracting self-directed investors to our online brokerage services. We believe that this focus promotes efficiencies and capitalizes on projected growth in the industry. We plan to continue to establish alliances with leading companies to make non-brokerage services available to our clients without incurring the additional costs of owning those businesses. This focused strategy is designed to allow us to maintain our low operating cost structure and still offer our clients outstanding products and services.
- LEVERAGE OUR INFRASTRUCTURE TO ADD NEW SOURCES OF REVENUE. We have built a very powerful trading engine and intend to leverage that system and add new sources of revenue. This will be accomplished by targeting product offerings to specific segments of the investor universe and offering tailored Institutional Client products. We also plan to add new accounts through additional acquisitions. The available capacity in our trading system allows us to add significant transactions without incurring additional fixed costs.
- CONTINUE TO BE A LOW-COST PROVIDER OF QUALITY SERVICES. Our operating expense per trade is among the lowest of any of our major competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating our operations in low-cost geographical areas. This low fixed cost infrastructure provides us with tremendous financial leverage. As the volume of online trading expands and our online trading volume increases, the majority of the revenues may directly add to the profitability of the Company.
- CONTINUE TO STRENGTHEN OUR FINANCIAL POSITION. During fiscal 2001, we strengthened and de-leveraged our balance sheet by eliminating over $200 million (approximately 75%) of debt. This debt reduction resulted in a debt-to-equity ratio of 19 percent at fiscal year-end versus 104 percent at the beginning of the fiscal year. In addition, during the last two quarters of fiscal 2001, we produced positive operating cash flow. We have committed to continue to show profitability and positive cash flow even if market conditions deteriorate from levels experienced during those two quarters.
- MAINTAIN A LEADERSHIP POSITION IN TECHNOLOGY. We strive to continually enhance our systems to provide timely and reliable service to our clients. In fiscal 1999 and 2000, we made substantial investments in technology and infrastructure to increase the speed, reliability and scalability of our systems. As a result of these investments, we believe our systems are faster and more efficient than many of our competitors. For instance, in September 2001, according to Market Systems, Inc., an independent third party vendor, Ameritrade's median transaction speed - that is, the time elapsed from when we receive a client's order through execution and displaying the order confirmation back to the client - was two seconds. We believe our systems can currently handle several times our peak volume days, and we can quickly and easily add system capacity when needed.
- CONTINUE TO OFFER INNOVATIVE TECHNOLOGIES AND SERVICE ENHANCEMENTS TO OUR CLIENTS. We have been an innovator in our industry over our 26-year history. We were the first to offer touch-tone trading in 1988, the first to offer trading over the Internet in 1994, the first to offer online program and basket trading in 1996, the first to offer electronic trade confirmations in 1998 and the first to offer wireless web trading in 1999. We continually strive to provide our clients with choice and the ability to customize their trading experience. With our recent reorganization, we have focused on increasing the breadth and quality of our product features set to enhance our client's overall experience. For example, in October 2001, we launched the Ameritrade AdvantageTM, a powerful suite of online trading and investing tools for active, self-directed investors. Ameritrade clients will have advanced trading tools including Super StreamMachine(TM), Advanced Analyzer(TM)and SnapTicket(TM). The package offers equity market information in real-time, including advanced charting, screening and research capabilities.
- CONTINUE TO AGGRESSIVELY PURSUE GROWTH THROUGH ACQUISITIONS. During fiscal 2001, we purchased National Discount Brokers Corporation ("NDB.com") and TradeCast and leveraged both to support our client segmentation strategy. When evaluating potential acquisitions, we look for combinations that will give us financial leverage, technology leverage or will further our long-term strategy. We intend to continue to be an acquirer by proactively searching for other firms that fit one or more of these criteria.
- LEVERAGE THE AMERITRADE BRAND. Since October 1997, we have invested over $475 million in advertising and brand-building programs. This has established Ameritrade as a strong brand in the online brokerage market. We plan to leverage this strong brand awareness when advertising each of our client offerings. We expect this to result in a lower cost to acquire new accounts in both the Private Client Division and Institutional Client Division.

PRIVATE CLIENT DIVISION
AMERITRADE
Ameritrade was formed in 1997 through the consolidation of the accounts of several of the Company's subsidiaries: Ceres Securities, Inc., K. Aufhauser & Company, Inc. and the eBroker division of All American Brokers, Inc. Ameritrade clients are primarily value-conscience self-directed investors, most of whom use the Internet to manage their personal finances. Our clients range in experience from first-time investors to sophisticated traders.

Among the tools and offerings available to Ameritrade clients are:

- Free personalized news, alerts and market-related data via e-mail-enabled mobile telephone, Personal Digital Assistant, pager and e-mail;
- Ameritrade Super StreamMachine allows subscribers to track the market in real time, view positions, watch lists, Level II quotes and time and sales all from one integrated page;
- Ameritrade Advanced Analyzer allows subscribers to get complex screening, stock quotes and charting with extensive analytical tools, online research and more in one application;
- Consolidation and management of all financial accounts in one place through the Personal Finance Center;
-    Financial planning tools to assist in planning for life events;
-    Extended hours trading;
-    Electronic trade confirmations and monthly statements;
- The ability to access accounts via wireless web phones and Personal Digital Assistants with multiple wireless service providers;
- A broad range of third party research reports and investment news tailored to meet client's specifications;
- Free real-time stock quotes, customizable quote lists, customizable charts, research tools and daily market summaries;
- Trade entry screens on our Web site that allow our clients to select the level of complexity that they desire in placing their trade orders; and
- Friendly and knowledgeable client service and technical support representatives available by phone or Internet 24 hours a day, seven days a week.

Commissions for equity market orders are $8 for shares traded over the Internet, $12 for Interactive Voice Response ("IVR") and $18 for broker-assisted. Limit orders are an additional $5. Commissions for mutual fund orders are generally $18. Commissions for option trades are $8 over the Internet, $12 for IVR and $18 for broker-assisted, plus $1.75 per contract.

The Ameritrade Web site is www.ameritrade.com.

AMERITRADE PLUS
The Company recently announced the launch of Ameritrade Plus, which leverages the features and functionality obtained through the acquisition of NDB.com. Under the Ameritrade Plus platform, clients have access to the best features of each company, incorporating NDB.com's Web site navigation and many of its investing tools with Ameritrade's advanced technology to provide fast, reliable service and trade execution. Further, clients with an account value over $5,000 have access to a dedicated account executive.

Ameritrade Plus is designed for self-directed clients seeking long-term portfolio management tools and a higher degree of personalized client service. In addition to its trading department, which is staffed by registered representatives, Ameritrade Plus provides assigned account executives for both technical and brokerage needs. Clients have access to a comprehensive suite of portfolio management tools for long-term investing strategies. The Ameritrade Plus offering provides a broad range of features, including:
-    Account Executive
-    Real-time Level I streaming quotes
-    Online chat
-    Customized charts and graphs
-    Real-time news
-    Multiple account access
-    Access to over 9,500 mutual funds
-    Real-time account status including gains and losses and Schedule D tracking
-    Broker-assisted, online, IVR and wireless trading
-    Order routing through Ameritrade's proprietary system
-    Equity research capabilities

Commissions for equity market orders are $15 for shares traded over the Internet, $20 for IVR and $25 for broker-assisted. Limit orders are an additional $5. Commissions for mutual fund orders are generally $25. Commissions for option trades are $15 over the Internet, $20 for IVR and $25 for broker-assisted, plus $1.75 per contract.

The Ameritrade Plus Web site is www.ameritradeplus.com.

AMERITRADE PRO
In October 2001, we began offering Ameritrade Pro to professional and highly active traders. Ameritrade Pro is a direct-access software-based program that gives users fast, reliable tools.

Clients of Ameritrade Pro typically execute several dozen to several hundred trades per month. These traders require advanced technology, real-time market and account information and direct access to markets.

We leveraged our established direct-access technology to power the Ameritrade Pro software. Ameritrade Pro clients have the flexibility to view their positions and execute trades, utilizing a number of windows, customizable layouts and configurations to help make the most of their trading experience. The software-based program can be easily installed onto any personal computer. Among the tools and offerings available are:

-    Real-time Level I and Level II quotes
-    Real-time confirmations and alerts
-    Real-time charting and news
-    Real-time position and balance updates
-    Customizable watch lists and ticker lists
- Direct-access to all major Electronic Communications Networks ("ECN") and exchanges
- TradeScout(TM), TradeCast's smart-order routing system will automatically send orders to direct connection ECNs according to their available share size.

Users of Ameritrade Pro pay a $99 monthly software fee (waived with 25 or more trades per month) and exchange fees of $12 per month (waived with 25 or more trades per month). Fees per trade start at $19.95 and scale down to $9.95 depending on the number of trades made in a month.

The Ameritrade Pro Web site is www.ameritradepro.com.

FREETRADE.COM
During the third quarter of fiscal 2000, we launched Freetrade.com, which is aimed at a niche market of individuals who are already familiar and experienced with using online brokerages. Clients of Freetrade.com are generally charged no fees for market orders. For other types of trades they are charged low fees. In exchange for no fees for market orders, clients receive limited services and are required to access the service solely through electronic means. Freetrade.com has eliminated most operating costs not necessary for executing stock trades, such as marketing and client service employees.

The Freetrade.com Web site is www.freetrade.com.

INSTITUTIONAL CLIENT DIVISION
TRADECAST BY AMERITRADE
For providers and users of active and professional trading services, TradeCast by Ameritrade combines advanced technology and speed with low-cost transactions and inexpensive bundled clearing. TradeCast by Ameritrade is a direct-access, fee-based service that provides order management and decision-support tools to clients such as broker-dealer daytrading operations, proprietary daytrading firms and hedge funds.

AMERITRADE CLEARING SERVICES
Ameritrade Clearing Services provides clearing services for broker-dealers across the price and service spectrum, including banks, daytrading operations, discount and full-service broker-dealers, and registered investment advisors.

AMERITRADE CORPORATE SERVICES
By embedding Ameritrade's self-directed brokerage window into their employee benefit Web site, sponsors of employee benefit programs, including 401(k) providers, money managers and third-part administrators, can offer end users the experience of a customized trading program without the expense of managing their own back-end system.

AMERITRADE ADVISOR SERVICES
Ameritrade Advisor Services has been established as a low-cost alternative for independent financial advisors and independent broker-dealer-affiliated registered investment advisors. This service is an evolution of our current advisor service platform, which has been in place since late 2000. Our fee-based services provide a diverse offering of trading choices, account management tools and account services to assist advisors in streamlining their day-to-day operations. Through Ameritrade's advisor and client Web sites, advisors can manage client transactions and supply customized information with greater efficiency and potential additional fees.

AMERITRADE FINANCIAL SERVICES
Ameritrade Financial Services offers a co-branded or private-label trading platform for distribution to our clients' customers, including medium-sized banks and credit unions, credit card companies and suppliers of banking industry infrastructure. Our clients have the flexibility to tailor Web site design and pricing to their customers. They also have the option of featuring the Ameritrade brand in their Web sites and investor communications.

PRODUCTS AND SERVICES
We are focused on being the best provider of online brokerage services. The products and services we offer reflect this goal. Our products include:

- COMMON AND PREFERRED STOCK. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.
- OPTION TRADES. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our Internet site.
- MUTUAL FUNDS. Clients can compare and select from a portfolio of over 9,500 mutual funds. Clients can also easily exchange funds within the same family.
- TREASURY, CORPORATE AND MUNICIPAL BONDS. We offer our clients access to a variety of treasury, corporate, government and municipal bonds as well as collateralized mortgage obligations.

We provide our clients with an array of mediums with which to access our products and services. These mediums include: Internet, wireless telephone or Personal Digital Assistant, IVR and registered representatives.

CLIENT SERVICE
We endeavor to optimize the level of client service provided by:
- expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients' securities trading and related activities;
- ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, many of whom have a Series 7 license; and
- tailoring client service to the particular expectations of the clients of each of our client segments.

ACCESS TO CLIENT SERVICE
We provide client service support through a variety of access points, including:
- WEB SITES. Web sites provide basic information on how to use our services and an in-depth education center that includes a guide to online investing and an encyclopedia of finance.
- E-MAIL. Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail for such matters; however, we strive to respond within 60 minutes of the original message.
- CLIENT SERVICE REPRESENTATIVES. For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering, directing of calls to the proper department, information about current wait times and the capability to exit the voice queue to leave a voice message for later response or to transfer to an automated system. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client's account data at the time the call is received.

We strive to provide the best client service in the industry as measured by (1) speed of response time on telephone calls, (2) turnaround time on resolving client inquiries and (3) client satisfaction with the account relationship.

ONMONEY
OnMoney, which officially launched its Web site in the first quarter of fiscal 2000, provides web-based financial tools and products to help users better manage their financial lives. Prior to the Company's reorganization in fiscal 2001, OnMoney was a separately reported segment. With the new structure, OnMoney has become a product offering called Personal Finance Center and is no longer a reportable segment. OnMoney's operations have significantly decreased in size in the last half of fiscal 2001.

TECHNOLOGY AND INFORMATION SYSTEMS
Technology is the core of our business and is critical to our goal of providing the best execution at the best value to our clients. Our operations require reliable, scalable systems that can handle complex financial transactions for our clients with speed and accuracy. We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component to our success.

We continue to make investments in technology and information systems. Since March 1999, we have spent a significant amount of our resources to increase capacity and improve speed and reliability. During fiscal 2001, we began operating a second data center in Kansas City, Missouri as a backup to our primary data center. To provide for system continuity during potential power outages, we also have equipped all computer facilities with uninterruptible power supply units, as well as back-up generators.

ADVERTISING AND MARKETING
One way in which we intend to grow and increase our market share is by continuing our advertising program which primarily consists of online advertising, television, print, direct mail and our own Web sites. In October 1997, we launched a national marketing campaign to promote the Ameritrade brand name. Since that date, we have invested over $475 million in advertising programs designed to bring greater brand recognition to our services. During this four-year period, our brokerage accounts have increased at a compound annual growth rate of over 100 percent from approximately 98,000 accounts at September 26, 1997 to approximately 1,794,000 accounts at September 28, 2001. As a result of this success, we intend to continue to aggressively advertise our services during fiscal 2002 and currently have budgeted between $70 to $90 million for advertising and marketing in fiscal 2002. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

Our marketing program focuses on advertising our online brokerage services as a fast and reliable way of executing transactions, building awareness of our brand and selling the full range of our services.

Growth of the Private Client Division is primarily driven through advertising and/or acquisitions. Advertising for Private clients is generally conducted through Internet Web sites, CNBC and other television and cable networks. We also place print advertisements in a broad range of business publications, including The Wall Street Journal, Barron's and Investor's Business Daily, and use direct mail advertising.

Growth of the Institutional Client Division is primarily driven through a sales force and/or acquisitions. Advertising for Institutional clients is significantly less than for Private clients and is generally conducted through highly targeted means.

To monitor the success of our various marketing efforts, we have installed a sophisticated data gathering and tracking system. This system enables us to determine the type of advertising that best appeals to our target market so that we can invest future dollars in these programs and obtain a greater yield from our marketing dollars. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. We intend to utilize this system to strengthen relationships with our clients and support marketing campaigns to attract new clients. All of our methods and uses of client information are disclosed in our privacy statement.

All of our brokerage-related communications with the public are regulated by the National Association of Securities Dealers ("NASD").

ADVANCED CLEARING
Advanced Clearing provides clearing and execution services to each of our affiliated broker-dealers, as well as a number of correspondent firms such as independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. The clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. Advanced Clearing's correspondents, as introducing brokers, are responsible for all client contact, including opening client accounts, responding to client inquiries and placing client orders with the clearing broker. As a clearing broker, Advanced Clearing provides the following back office functions:

-    maintaining client accounts;
-    extending credit in a margin account to the client;
- settling security transactions with clearing houses such as the Depository Trust Clearing Corporation and the Options Clearing Corporation;
-    settling commissions and clearing fees;

-    preparing client trade confirmations and statements;
- performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;
- possession, control and safeguarding funds and securities in client accounts;
- transmitting tax accounting information to the client and to the applicable tax authority; and
- forwarding prospectuses, proxies and other shareholder information to clients.

Advanced Clearing makes margin loans to clients collateralized by client securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System ("Federal Reserve"), the margin requirements of the NASD and our own internal policies, which in many cases are more stringent than the Federal Reserve and NASD requirements. By permitting clients to purchase on margin, we take the risk that a market decline could reduce the value of the collateral securing our loan to an amount that is less than the clients' indebtedness to us. Under applicable securities laws and regulations, in the event of a decline in the market value of the securities in a margin account, we are obligated to require the client to deposit additional securities or cash to the account so that at all times the client's net equity in the account is at least equal to 25 percent of the value of the securities in the account. Our current internal requirement, however, is that the client's net equity not be allowed to fall below 30 percent of the value of the securities in the account. If it does fall below 30 percent, we require the client to increase the account's net equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as we deem necessary for certain accounts, groups of accounts, securities, or groups of securities.

COMPETITION
We believe that the principal determinants of success in the online brokerage market are brand recognition, size of client base, client trading activity, efficiency of operations, technology infrastructure and access to financial resources. We also believe that the principal factors considered by clients in choosing a broker are price, client service, quality of trade execution, delivery platform capabilities, convenience and ease of use, breadth of services, innovation and overall value. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.

The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive. We have seen a dramatic increase in competition during the past three years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., TD Waterhouse Securities, Inc., E*TRADE Securities, Inc., CSFBdirect and Datek Online Brokerage Services LLC. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide or have announced that they intend to provide online brokerage services.

INVESTMENTS
Our investments consist primarily of approximately 7.9 million shares of Knight Trading Group, Inc. ("Knight"), which represents approximately six percent of Knight's outstanding stock. Knight is a publicly held company that is the largest wholesale market maker in U.S. equity securities. Knight became a public company in 1998 and trades on The Nasdaq National Market under the symbol "NITE." We derive revenues from Knight in exchange for routing trade orders to them for execution. These amounts are included in Commissions and Clearing Fees.

We also have investments in The Nasdaq Stock Market, Inc., Comprehensive Software Systems, Inc., a software development firm for the brokerage industry, and Adirondack Trading Partners L.L.C., a development stage company formed to trade listed equity and index options.

ACQUISITIONS
On April 2, 2001, we acquired TradeCast, a pioneer in direct-access stock trading. We have leveraged the technology developed by TradeCast for our Ameritrade Pro and TradeCast by Ameritrade offerings.

On September 6, 2001, we acquired NDB.com. We have leveraged the acquisition of NDB.com to launch our Ameritrade Plus offering. The acquisition also added approximately 215,000 core accounts and approximately 104,000 institutional accounts to our existing account base.

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

In its capacity as a securities clearing firm, Advanced Clearing is a member of the National Securities Clearing Corporation, the Depository Trust Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, Advanced Clearing is required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.

Margin lending activities are subject to limitations imposed by the Federal Reserve and the NASD. In general, these regulations provide that in the event of a decline in the value of securities collateralizing a margin account, the Company is required to obtain additional collateral from the borrower.

INTELLECTUAL PROPERTY RIGHTS
Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on numerous modes of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law and have utilized the various methods available to us, including registrations with the Patent and Trademark office for various properties, as well as entry into written licenses and other technology agreements with third parties. The source and object code for our proprietary software is also protected using various applicable modes of intellectual property protection. In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our associates, independent contractors and business partners, and to control access to and distribution of our intellectual property.

ASSOCIATES
As of September 28, 2001, we employed 1,970 full-time equivalent employees, of which approximately 485 were registered representatives. The number of employees has decreased from 2,573 full-time equivalent employees as of the end of fiscal 2000. None of our employees is covered under a collective bargaining agreement. We believe that our relations with our employees are good.


ITEM 2. PROPERTIES

Our corporate headquarters is located in Omaha, Nebraska, and occupies approximately 74,000 square feet of leased space. The existing lease expires in April 2019. Also in Omaha, we lease approximately 134,000 square feet for the operations center as well as several other locations totaling over 150,000 square feet. The leases on these Omaha locations expire through June 2008. We also lease approximately 140,000 square feet for a second operations center in Ft. Worth, Texas. The Ft. Worth lease expires in January 2015. We lease approximately 17,000 square feet in Purchase, New York with a lease that expires in December 2001; 62,000 square feet in Baltimore, Maryland with a lease that expires in June 2010; 6,400 square feet in American Fork, Utah with a lease that expires in August 2003; 13,000 square feet in Vienna, Virginia with a lease that expires in January 2005; 600 square feet in Chicago, Illinois with a lease that expires in August 2003; and 27,000 square feet in Houston, Texas with a lease that expires in August 2004. We have also purchased an 89,000 square foot facility in Kansas City, Missouri that serves as a backup data center. We believe that our facilities are suitable and adequate to meet our needs.


ITEM 3. LEGAL PROCEEDINGS

In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs have opposed. The Company believes that it has viable defenses to the allegations raised in the amended complaint and intends to assert them vigorously. However, because the proceeding is still in a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the outcome of this matter or its effect on the Company.

The Company and its operating units are parties to a number of other legal actions. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, would materially affect the Company's results of operations or its financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2001.


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

                                      CLASS A STOCK PRICE
                      ----------------------------------------------------
                      For the fiscal year ended  For the fiscal year ended
                          September 28, 2001       September 29, 2000
                      -------------------------  -------------------------
                          High          Low          High        Low
                        ---------     --------     --------     ------
Fourth Quarter .......  $    7.54     $   3.33     $  20.81     $11.38
Third Quarter ........  $   10.02     $   3.75     $  20.25     $11.00
Second Quarter .......  $   12.50     $   5.06     $  24.25     $15.13
First Quarter ........  $   17.81     $   6.81     $  30.75     $16.25

The closing sale price of our Class A Stock as reported on the Nasdaq National Market on December 19, 2001 was $6.31 per share. As of that date there were approximately 3,300 holders of record of our Class A Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information available to us by the transfer agent, there are approximately 78,000 beneficial holders of our Class A Stock.

As of December 19, 2001, 16,372,800 shares of our Class B Common Stock (the "Class B Stock" together with the Class A stock, the "Common Stock") were outstanding, all of which are held of record by J. Joe Ricketts and his wife, Marlene Ricketts, or certain entities controlled by them. The Class B Stock is not listed on any exchange and is not traded over the counter. Each share of Class B Stock is convertible into one share of Class A Stock at any time at the election of the holder thereof. Each share of Class B Stock automatically converts into one share of Class A Stock in the event of a transfer of such share of Class B Stock to any person other than J. Joe Ricketts, Marlene Ricketts, the lineal descendants of J. Joe Ricketts and Marlene Ricketts and their spouses, or any trust or other person or entity that holds Class B Stock for the benefit of any of the foregoing (the "Control Group"). In addition, the Class B Stock automatically converts on a share for share basis into Class A Stock if the number of shares of outstanding Common Stock held by the Control Group falls below 20 percent of the number of shares of outstanding Common Stock.

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

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER
On September 6, 2001, the Company acquired all of the shares of common stock of National Discount Brokers Corporation ("NDB.com"), a New York corporation, and all of the outstanding subordinated promissory notes issued by NDB.com to its former parent. In connection with the acquisition, the Company paid aggregate consideration of $154 million, consisting of

$20,000 in cash and 26,027,282 shares of the Company's Class A Common Stock. The shares of Class A Common Stock were issued to BT Investment Partners, Inc., an affiliate of NDB.com's former parent. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. A Form S-3 registration statement with respect to the resale of such shares was filed with the SEC and became effective September 20, 2001.

ITEM 6. SELECTED FINANCIAL DATA
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS AND OPERATING DATA

                                                                                 FISCAL YEAR ENDED
                                                  --------------------------------------------------------------------------
                                                    SEPT. 28,       SEPT. 29,       SEPT. 24,       SEPT. 25,      SEPT. 26,
                                                      2001            2000            1999            1998            1997
                                                  -----------     -----------     -----------    -----------     -----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenues:
     Commissions and clearing fees ............   $   269,384     $   389,742     $   188,082    $    84,509     $    51,937
     Interest revenue .........................       191,530         242,819         116,162         66,716          36,623
     Equity income from investments ...........             -               -               -          5,083           3,444
     Other ....................................        37,763          21,890          10,213          5,956           3,663
                                                  -----------     -----------     -----------    -----------     -----------
       Total revenues .........................       498,677         654,451         314,457        162,264          95,667
     Client interest expense ..................        43,947          74,019          42,435         28,373          18,061
                                                  -----------     -----------     -----------    -----------     -----------
       Net revenues ...........................       454,730         580,432         272,022        133,891          77,606
                                                  -----------     -----------     -----------    -----------     -----------
  Operating expenses:
     Employee compensation and benefits .......       147,657         144,883          74,353         36,083          19,291
     Communications ...........................        39,896          36,394          18,591         12,926           5,623
     Occupancy and equipment costs ............        73,449          45,249          14,992          7,623           3,729
     Depreciation and amortization ............        36,033          21,624           6,753          3,362           2,056
     Professional services ....................        57,422          71,478          40,644         11,530           2,134
     Interest on borrowings ...................        11,067          16,412           4,463            905             368
     Other ....................................        48,438          38,836          34,401         18,112           9,138
                                                  -----------     -----------     -----------    -----------     -----------
       Total operating expenses ...............       413,962         374,876         194,197         90,541          42,339
                                                  -----------     -----------     -----------    -----------     -----------
       Operating margin .......................        40,768         205,556          77,825         43,350          35,267

  Advertising .................................       134,770         225,820          59,717         43,614          13,842
  Gain on sale of investments .................        (9,692)              -               -           (795)              -
  Debt conversion expense .....................        62,082               -               -              -               -
                                                  -----------     -----------     -----------    -----------     -----------
  Income (loss) before income taxes ...........      (146,392)        (20,264)         18,108            531          21,425
  Provision (benefit) for income taxes ........       (55,215)         (6,638)          6,569            321           7,603
                                                  -----------     -----------     -----------    -----------     -----------
  Net income (loss) ...........................   $   (91,177)    $   (13,626)    $    11,539    $       210     $    13,822
                                                  ===========     ===========     ===========    ===========     ===========
  Basic earnings (loss) per share .............   $     (0.49)    $     (0.08)    $      0.07    $      0.00     $      0.08
  Diluted earnings (loss) per share ...........   $     (0.49)    $     (0.08)    $      0.07    $      0.00     $      0.08

  Weighted average shares
     outstanding - basic ......................       185,830         175,025         174,342        174,188         165,228
  Weighted average shares
     outstanding - diluted ....................       185,830         175,025         175,745        174,444         165,234

OPERATING DATA:
  Average client trades per day ...............       101,998         114,332          49,305         18,407           6,571
  Number of core accounts (1) .................     1,794,000       1,233,000         560,000        306,000          98,000
  Assets in client accounts (in billions) .....   $      26.1     $      36.0     $      22.9    $      11.4     $       7.3
  Net revenue per trade .......................   $     18.05     $     19.53     $     21.98    $     28.98     $     46.87
  Operating expense per trade .................   $     16.43     $     12.61     $     15.69    $     19.60     $     25.57
  Operating margin percentage (2) .............            9%             35%             29%            32%             45%
  Return on average equity (3) ................          (38%)            (6%)             8%             0%             28%

                                                                                       AS OF
                                                  ---------------------------------------------------------------------------
                                                  SEPT. 28,        SEPT. 29,      SEPT. 24,      SEPT. 25,       SEPT. 26,
                                                     2001             2000           1999           1998            1997
                                                  ----------       ----------     ----------     ----------      -----------

CONSOLIDATED BALANCE SHEET DATA:
  Cash and segregated investments .............   $2,068,391       $  338,307     $1,019,370     $  527,982      $373,286
  Receivable from clients and correspondents,
    net .......................................      971,823        2,926,981      1,526,801        647,122       325,407
  Total assets ................................    3,653,871        3,798,236      3,037,083      1,290,402       757,357
  Payable to clients and correspondents .......    2,777,916        2,618,157      2,057,346      1,136,082       666,279
  Notes payable ...............................       70,145          275,000        200,000         11,000             -
  Stockholders' equity ........................      371,433          264,168        220,463         84,572        66,989

--------------------------------
(1) Core accounts consist of open accounts in the Company's Private Client Division.
(2) Operating margin percentage is computed by dividing operating margin by net revenues.
(3) Return on average equity is computed by dividing net income (loss) by stockholders' equity averaged on a quarterly basis.
(*) Fiscal 2000 was a 53-week year. All other periods presented are 52-week years.

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

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding the significant trends that will affect our financial condition and results of operations; our expectations regarding the decrease and rate of decline of average commission and clearing fees per trade; our expectations regarding growth of net interest revenue; our expectations regarding growth of other revenues; our estimation of annualized employee compensation and benefits savings; our expectation regarding the growth in communication expenses; our expectations regarding our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; our estimation of savings in annualized cash interest payments on the convertible subordinated notes; our expected amount of advertising expenses; our anticipated capital and liquidity needs and our plans to finance such needs; our expectations regarding the modification and extension of our revolving credit agreement; and our expectations regarding the impact of recently issued accounting pronouncements.

Unless otherwise indicated, references to "we", "us" or "Company" in this document mean Ameritrade Holding Corporation and its subsidiaries.

OVERVIEW

We provide securities brokerage and clearing execution services to our clients. Our principal operating subsidiaries consist of several introducing broker-dealer operating units and our wholly-owned securities clearing firm, Advanced Clearing, Inc ("Advanced Clearing"). During fiscal 2001, substantially all of our net revenues were derived from our brokerage activities and clearing and execution services.

Our primary focus is serving retail clients by providing services at prices that are lower than our major competitors. Our brokerage clients are able to trade securities with us through a variety of media, principally the Internet. We provide our clients with investment news and information as well as educational services. We also provide clearing and execution services to our brokerage operations as well as to unaffiliated broker-dealers.

Our largest sources of revenues are commissions earned from our brokerage activities and associated securities transaction clearing fees. Our other principal source of revenue is net interest revenue. Net interest revenue is the difference between interest revenues and client interest expense. Interest revenues are generated by charges to clients on margin balances maintained in brokerage accounts and the investment of cash from operations and cash segregated in compliance with federal regulations in short-term marketable securities. Client interest expense consists of amounts paid or payable to clients based on credit balances maintained in brokerage accounts. We also receive payment for order flow, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution.

Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, group insurance, contributions to benefit programs, recruitment and other related employee costs. Communications expense includes telecommunications, postage, news and quote costs. Occupancy and equipment costs include the costs of leasing and maintaining our office spaces and the lease expenses on computer and other equipment. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of goodwill and other intangible assets. Professional services expense includes costs paid to outside agencies for assistance with legal, accounting, technology, marketing and general management issues. Other operating expenses include commissions and clearance expenses, provision for losses, client execution price adjustments, travel expenses and other miscellaneous expenses. In addition, our costs related to the processing of client confirmations, statements and other communications are included in this category. Advertising costs are expensed as incurred and include production and placement of advertisements in various media, including online, television, print and direct mail. Advertising expenses may increase or decrease significantly from period to period.

We believe that the online brokerage market is currently impacted by four significant trends that may affect our financial condition and results of operations. First, commissions charged to clients of online brokerages have steadily decreased over the past several years but have stabilized over the past two years. Payment for order flow, which is a component of commissions and clearing fees revenue, has declined this year due to stock market decimalization. Although decreased commissions per trade have had a negative effect on our commission and clearing fee revenue per trade, our experience to date indicates that lower commissions per trade result in increased account activity and increased commission and clearing fee revenue in the aggregate. Second, technology has increased in importance, as delivery channels such as the Internet have become more prevalent. The vast majority of our trades are now placed through electronic media, primarily the Internet. This increased use of electronic media has helped to decrease operating expenses per trade over the past several years and we believe this trend will continue. Third, the effects of price competition and required investment in technology have resulted in some consolidation in the industry. Finally, we believe the intense advertising and promotional efforts by our major competitors and us are making it increasingly difficult for new entrants to make a competitive impact without substantial financial resources to invest in building a brand.

Our fiscal year ends on the last Friday in September. References to fiscal year in this document or in the information incorporated herein by reference are to the approximate twelve-month period ended on any such Friday. For example, "fiscal 2001" refers to the fiscal year ended September 28, 2001. Note references are to the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 28, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 29, 2000

NET REVENUES

Commissions and clearing fees decreased 31 percent to $269.4 million in fiscal 2001 from $389.7 million in fiscal 2000. This decrease was primarily attributable to an 18 percent decrease in commissions and clearing fees per trade to $10.69 for fiscal 2001 from $13.11 for fiscal 2000, and an 11 percent decrease in the average number of trades processed per day to 102,000 in fiscal 2001 from 114,000 in fiscal 2000. The decrease in commissions per trade was due primarily to our clients increasingly using the Internet to place trades, as we charge lower commissions for Internet trades than for trades placed through other means, growth in our Freetrade.com(TM) client base, a lower commission structure for option trades and lower payment for order flow revenue per trade. Payment for order flow revenue per trade has decreased due primarily to regulatory changes, including stock market decimalization. We expect average commission and clearing fees per trade to continue to decrease somewhat due to the growth in the number of lower revenue Internet equity trades and the effect of decimalization. However, we believe the rate of decline in average commission will be lower than the rate of decline experienced over the past two years because the vast majority of our clients' trades are now being submitted using the Internet. In addition, our client segmentation strategy may mitigate the decline in commissions per trade by attracting clients to higher commission product offerings. The decrease in transaction processing volume was primarily a result of significantly lower client trading activity during fiscal 2001, compared to unusually high client trading activity throughout much of fiscal 2000. Clients averaged approximately 17 trades per account during fiscal 2001, compared to approximately 32 trades per account during fiscal 2000. In addition, there were fewer trading days during fiscal 2001 than fiscal 2000 due to fiscal 2000 being a 53-week fiscal year and four days of market closures in fiscal 2001 due to the September 11 terrorist attacks. The decreased volume per account was partially offset by a significant increase in client accounts resulting primarily from the substantial advertising expenditures made by us during the past few years, and 215,000 core accounts added through our acquisition of National Discount Brokers Corporation ("NDB.com"). Client accounts increased to approximately 1,794,000 at September 28, 2001, from approximately 1,233,000 at September 29, 2000.

Net interest revenue decreased 13 percent to $147.7 million in fiscal 2001 from $168.8 million in fiscal 2000. This decrease was due primarily to a decrease of 36 percent in average client and correspondent receivables and a decrease of approximately 30 basis points in the average interest rate charged on client and correspondent receivables, partially offset by a 109 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, in fiscal 2001 compared to fiscal 2000. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased 73 percent to $37.8 million in fiscal 2001 from $21.9 million in fiscal 2000, due primarily to the implementation of a $15 per quarter fee during the third quarter of fiscal 2001 on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase. We expect other revenues to continue to grow during fiscal 2002 due to the full year effect of account maintenance fees and TradeCast, and revenues from new service offerings such as Super StreamMachine(TM) and Advanced Analyzer.(TM)

EXPENSES EXCLUDING CLIENT INTEREST

Employee compensation and benefits expense increased two percent to $147.6 million in fiscal 2001 from $144.9 million in fiscal 2000, due in part to severance costs associated with staff reductions during fiscal 2001 (see Note
15), and costs associated with the hiring of a new Chief Executive Officer during the second quarter of fiscal 2001. Full-time equivalent employees decreased 23 percent to 1,970 at the end of fiscal 2001 from 2,573 at the end of fiscal 2000. Through staff reductions during fiscal 2001, the Company estimates it will achieve approximately $25 million in annualized employee compensation and benefits savings.

Communications expense increased 10 percent to $39.9 million in fiscal 2001 compared to $36.4 million in fiscal 2000, primarily due to higher quote and market information costs and additional communication expenses for TradeCast. Communication expenses are expected to increase at a slower rate than accounts and transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our clients. The Company implemented electronic confirmations and statements during fiscal 2001, which we expect will further slow the growth of communications expense.

Occupancy and equipment costs increased 62 percent to $73.4 million in fiscal 2001 from $45.2 million in fiscal 2000. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000, we added approximately 150,000 square feet of additional space in Baltimore, Maryland; Ft. Worth, Texas; Omaha, Nebraska; Chicago, Illinois; and American Fork, Utah. We also have leased additional equipment over the past two fiscal years. Occupancy and equipment costs in Houston, Texas related to TradeCast also contributed to the increase. In addition, a portion of the increased occupancy and equipment costs was due to restructuring costs (see Note 15).

Depreciation and amortization increased 67 percent to $36.0 million in fiscal 2001, from $21.6 million in fiscal 2000, due primarily to depreciation on additional equipment, furniture and leasehold improvements added during fiscal 2000 to accommodate growth and additional goodwill amortization resulting from the TradeCast acquisition. Our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, will eliminate future goodwill amortization, which accounted for approximately $6.7 million of the depreciation and amortization expense during fiscal 2001.

Professional services expense decreased 20 percent to $57.4 million in fiscal 2001 from $71.5 million in fiscal 2000. This decrease was primarily due to higher usage of marketing and technology consulting services during the first half of fiscal 2000, including consulting costs related to the development of OnMoney.

Interest on borrowings decreased 33 percent to $11.1 million in fiscal 2001 from $16.4 million in fiscal 2000, due to lower average interest rates and the conversion of $152.4 million of convertible subordinated notes in February 2001 (see Note 7). As a result of the debt conversion, the Company will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

Other operating expenses increased 25 percent to $48.4 million in fiscal 2001 compared to $38.8 million in fiscal 2000, primarily due to $20.1 million of asset impairment charges related to our reorganization in fiscal 2001 (see Note
15), partially offset by the effect of lower transaction processing volumes.

Advertising expenses decreased 40 percent to $134.8 million in fiscal 2001 from $225.8 million in fiscal 2000. The continuing high level of advertising expenditures was principally related to our efforts to build and maintain awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of client accounts realized by us during the period. However, due to adverse stock market conditions and a historically slow market for new accounts during the summer, we reduced our advertising expenditures during the second half of fiscal 2001. We have budgeted approximately $70 to $90 million for advertising for fiscal 2002.

Gain on sale of investment consists of a gain of approximately $9.7 million on the sale of our preferred stock of Epoch Partners, Inc. ("Epoch") during fiscal 2001. We sold our interest in Epoch for approximately $16.4 million in cash.

Debt conversion expense consists of $58.7 million of cash paid to holders of the convertible subordinated notes in connection with the conversion of $152.4 million of the notes into 4.7 million shares of Class A Common Stock, and $3.4 million of deferred note origination costs written off related to the converted notes (see Note 7).

Income tax benefit was $55.2 million in fiscal 2001 compared to $6.6 million in fiscal 2000. The effective income tax rate in fiscal 2001 was 38 percent compared to 33 percent in fiscal 2000, as described in Note 8.

FISCAL YEAR ENDED SEPTEMBER 29, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 24, 1999

NET REVENUES

Commissions and clearing fees increased 107 percent to $389.7 million in fiscal 2000 from $188.1 million in fiscal 1999. This increase was primarily due to an increase in transactions processed, as average trades per day increased to 114,000 in fiscal

2000 compared to 49,000 in fiscal 1999. Core brokerage accounts increased to approximately 1,233,000 at the end of fiscal 2000 from approximately 560,000 at the end of fiscal 1999. The increase in transaction volume was partially offset by a decrease in commissions and clearing fees per trade by 14 percent to $13.11 for fiscal 2000 from $15.20 for fiscal 1999. The decrease in commissions per trade was due primarily to our clients increasingly using the Internet to place trades, as we charge lower commissions for Internet trades than for trades placed through other means.

Net interest revenue increased 129 percent to $168.8 million in fiscal 2000 from $73.7 million in fiscal 1999. This increase was due primarily to an increase of 123 percent in average client and correspondent receivables and an increase of approximately 110 basis points in the average interest rate charged on client and correspondent receivables, partially offset by a 55 percent increase in average client and correspondent payables, in fiscal 2000 compared to fiscal 1999.

Other revenues increased to $21.9 million in fiscal 2000 from $10.2 million in fiscal 1999, due primarily to an increase in marketing and service fees paid to us by mutual funds as a result of holding more client mutual fund assets.

EXPENSES EXCLUDING CLIENT INTEREST

Employee compensation and benefits expense increased to $144.9 million in fiscal 2000 from $74.4 million in fiscal 1999, due primarily to an increase in full-time employees. Full-time equivalent employees increased 8 percent to 2,573 at the end of fiscal 2000 from 2,379 at the end of fiscal 1999. We also incurred higher temporary employee expense to accommodate the unusually high trading volume and account growth in fiscal 2000.

Communications expense increased to $36.4 million in fiscal 2000 compared to $18.6 million in fiscal 1999, primarily due to the large increase in transaction processing volume, partially offset by the effect of our clients' increasing use of the Internet as their predominant communication channel.

Occupancy and equipment costs increased to $45.2 million in fiscal 2000 from $15.0 million in fiscal 1999. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000 and fiscal 1999, we added approximately 150,000 square feet and 250,000 square feet of additional space, respectively. We also leased additional equipment to accommodate growth.

Depreciation and amortization increased to $21.6 million in fiscal 2000, from $6.8 million in fiscal 1999, due primarily to depreciation on additional equipment, furniture and leasehold improvements added to accommodate growth.

Professional services expense increased to $71.5 million in fiscal 2000 from $40.6 million in fiscal 1999. The increase was primarily due to higher usage of marketing and technology consulting services during fiscal 2000, including consulting costs related to the development of OnMoney.

Interest on borrowings increased to $16.4 million in fiscal 2000 from $4.5 million in fiscal 1999, due to the issuance of $200 million of convertible subordinated notes in August 1999, and higher average borrowings on our revolving credit agreement to accommodate growth in client margin receivables.

Other operating expenses increased to $38.8 million in fiscal 2000 compared to $34.4 million in fiscal 1999, primarily due to impairment charges of approximately $4.7 million recorded in fiscal 2000 related to specific software applications which we discontinued.

Advertising expenses increased to $225.8 million in fiscal 2000 from $59.7 million in fiscal 1999. The high level of advertising expenditures was principally related to our efforts to build and maintain awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of client accounts realized by us during the period.

The effective income tax rate in fiscal 2000 was 33 percent compared to 36 percent in fiscal 1999, as described in Note 8.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also raised funds in the past through an initial public offering of common stock in fiscal 1997 and the issuance of convertible subordinated notes in fiscal 1999. Our liquidity needs during fiscal 2001 were financed primarily by operating cash flows and borrowings under our credit facilities. We anticipate continued capital and liquidity needs during fiscal 2002 to meet the net capital requirements associated with the transfer of the client accounts of NDB.com (see Note 2) from a third party clearing firm to our subsidiary, Advanced Clearing, and to accommodate our advertising campaign. We plan to finance our capital and liquidity needs primarily from our operating cash flows and borrowings on our credit facility. In addition, we may issue equity or debt securities of the Company. We may also sell, or enter into a forward contract to sell, some or all of our interest in Knight Trading Group, Inc. ("Knight").

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

Dividends from subsidiaries are another source of liquidity for the holding company. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers relating to liquidity, capital standards and the use of client funds and securities, which limit funds available for the payment of dividends to the Company.

Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1, but takes into account, among other things, each broker-dealer's "net debit items" which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. Historically, we have utilized our revolving credit facility as a mechanism to provide additional capital as needed to meet net capital requirements, and the balance on our revolving credit facility often has fluctuated significantly from period to period due to changes in our net capital requirements.

Our broker-dealer subsidiaries had net capital, in the aggregate, of $60.2 million and $226.8 million as of September 28, 2001 and September 29, 2000, respectively, which exceeded aggregate minimum net capital requirements by $38.8 million and $164.1 million, respectively. Subsidiary net capital in the amount of $21.4 million and $62.7 million as of September 28, 2001 and September 29, 2000, respectively, was not available for transfer to the holding company. The decrease in net capital in fiscal 2001 was primarily due to net repayments on our loan agreements and cash paid in connection with the conversion of $152.4 million of convertible subordinated notes (see "Convertible Subordinated Notes") to Class A Common Stock.

CASH FLOW

Cash used in operating activities was $47.3 million in fiscal 2001, compared to $18.3 million in fiscal 2000 and $30.3 million in fiscal 1999. The increase in cash used in operations during fiscal 2001 was primarily due to debt conversion expense of $37.2 million (net of income taxes).

Cash provided by investing activities was $1.2 million in fiscal 2001, compared to cash used in investing activities of $54.4 million in fiscal 2000 and $55.5 million in fiscal 1999. Uses of cash in all periods were primarily related to purchases of property and equipment and acquisitions, offset in fiscal 2001 by proceeds from sales of property and equipment, proceeds from the sale of our interest in Epoch and cash acquired in acquisitions.

Cash used in financing activities was $52.1 million in fiscal 2001, compared to cash provided by financing activities of $75.5 million in fiscal 2000 and $189.6 million in fiscal 1999. The financing activities consisted primarily of net repayments on our loan agreements (see "Loan Agreements") in fiscal 2001, net proceeds from borrowings on the revolving credit agreement in fiscal 2000 and proceeds from the issuance of the convertible subordinated notes, net of repayments on the revolving credit agreement in fiscal 1999. We borrowed $58.7 million on our loan agreements during fiscal 2001 to finance the conversion of $152.4 million of convertible subordinated notes (see "Convertible Subordinated Notes") to Class A Common Stock.

LOAN AGREEMENTS

As of September 28, 2001, we maintained an amended and restated revolving credit agreement dated January 25, 2000, as subsequently amended, with a bank group. The revolving credit agreement, as amended, permitted borrowings up to $35 million through December 31, 2001, and was secured primarily by 7.0 million shares of our Knight common stock and our stock in our subsidiaries. The Company could borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeded 80 percent of the fair market value of the pledged Knight stock, we were required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings was determined on a monthly basis based on the greater of (i) the prime rate or (ii) 90-day LIBOR plus 2.25 percent. At September 28, 2001, the interest rate on this borrowing was 6.25 percent. We also paid a maintenance fee of 0.5 percent of the unused borrowings. We had outstanding indebtedness under the revolving credit agreement of $22.5 million at September 28, 2001 and $75 million at September 29, 2000.

On December 7, 2001, we agreed in principle to a modification and extension of the revolving credit agreement. The amendment to the agreement will permit borrowings up to $20 million through December 31, 2002, bear interest at the greater of (i) the prime rate or (ii) 90-day LIBOR plus 2.5 percent and will be secured primarily by 4.0 million shares of our Knight common stock and our stock in our subsidiaries. The 3.0 million shares of Knight common stock that will no longer be pledged under the revolving credit agreement will be available for use as collateral on other potential loan agreements or for other corporate purposes. The amendment will also modify certain covenants and restrictions. We expect that the other terms of the revolving credit agreement, as described in the previous paragraph, will not change significantly. We expect to execute the amendment by December 31, 2001. As of December 12, 2001, we had $12.5 million outstanding under the revolving credit agreement.

Advanced Clearing has various secured credit facilities with financial institutions. These credit facilities are utilized in Advanced Clearing's securities clearing operations. These facilities provide for the issuance of letters of credit by the financial institutions on behalf of, and cash advances to, Advanced Clearing. Advanced Clearing has pledged client securities as collateral for the related credit, and its obligations under these facilities and the related collateral requirements fluctuate from time to time. As of September 28, 2001 and September 29, 2000, the financial institutions had issued letters of credit in the aggregate amount of $105 million and $198 million, respectively. In addition, the same financial institutions may make loans to Advanced Clearing if requested under note agreements. As of September 28, 2001 and September 29, 2000, no amounts were outstanding under note agreements. Advanced Clearing pays a maintenance fee of 0.25 to 0.45 percent of the committed amount for the letters of credit.

CONVERTIBLE SUBORDINATED NOTES

In August 1999, the Company issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes were convertible into 6,142,740 shares of Class A Common Stock. The holders of the notes may convert the notes into shares of Class A Common Stock at any time prior to the close of business on the maturity date of the notes, August 1, 2004, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes are not subject to redemption prior to August 6, 2002, and the Company may, at its option, redeem the notes on or after such date, in whole or in part, upon not less than 30 days or more than 60 days prior notice to each holder.

In February 2001, $152.4 million of the Company's convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. Including $3.4 million of deferred note origination costs written off, this resulted in debt conversion expense of $62.1 million and an increase in stockholders' equity of $71.7 million (net of income taxes) during the fiscal year ended September 28, 2001. As of September 28, 2001, the Company had approximately $47.6 million of the 5.75 percent convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Class A Common Stock.

NEW ACCOUNTING PRONOUNCEMENTS

See "Recently Issued Accounting Pronouncements" in Note 1 for a discussion of the impact of new accounting pronouncements.

RISK FACTORS

OUR BUSINESS COULD BE HARMED BY MARKET FLUCTUATIONS AND OTHER SECURITIES INDUSTRY RISKS
Substantially all of our revenues are derived from securities brokerage and clearing and execution services. Like other brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. We are particularly affected by volatility in technology and Internet-related stocks because significant portions of our clients invest in these types of stocks. In recent months, the U.S. securities markets have fluctuated considerably, which has reduced trading volume and our transaction revenues and adversely affected our profitability. The terrorist attacks in the United States on September 11, 2001, for example, resulted in lost commission revenues due to the closing of U.S. financial markets for four days. When the markets reopened, there was a period of substantial market volatility. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results.

THE MARKET PRICE OF OUR CLASS A COMMON STOCK WILL FLUCTUATE AND COULD FLUCTUATE SIGNIFICANTLY
Our Class A Common Stock has experienced significant price fluctuations in recent months. The stock market in general also has experienced substantial price and volume fluctuations in recent months. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our Class A Common Stock could decrease substantially. In addition, because the market price of our Class A Common Stock tends to fluctuate significantly, we may become the object of securities class action litigation. Securities class action litigation may result in substantial costs and a diversion of management's attention and resources.

SUBSTANTIAL COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE
The market for online brokerage services, particularly electronic brokerage services, is new, rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online brokerage firms. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide or have announced that they intend to provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. In addition, our clearing operations compete with numerous firms that provide clearing and execution services to the securities industry. We may not be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY
We may experience significant variation in our future quarterly results of operations. These fluctuations may result from, among other things, the timing and size of advertising campaigns, introductions of or enhancements to online investing services by us or our competitors, changes in trading volume in securities markets, changes in pricing policies by us or our competitors, disruptions or problems in our services to clients, changes in our business strategy, changes in the level of operating expenses needed to support projected growth, actions taken by us that negatively affect short-term results but may benefit long-term results and general economic conditions.

Due to these factors, quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of the Class A Common Stock.

SYSTEMS FAILURES AND DELAYS COULD HARM OUR BUSINESS
We receive and process trade orders through a variety of electronic mediums, including the Internet, wireless web, personal digital assistants and our interactive voice response ("IVR") system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts in the last few years to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. In the past, we experienced periods of extremely high trading volume that caused individual system components or processes to fail, resulting in the temporary unavailability of our Web site for online trading and delays in our telephone systems. On some other occasions, high trading volume caused significant delays in executing trading orders, resulting in some clients' orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. In September 1998, we became subject to a putative class action lawsuit resulting from systems failures and delays (See Note 13). Systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer a loss of clients or a reduction in the growth of our client base, increased operating expenses, financial losses, additional litigation or other client claims, and regulatory sanctions or additional regulatory burdens.

CAPACITY CONSTRAINTS OF OUR SYSTEMS COULD HARM OUR BUSINESS
As our business increases, we may need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. Many of our systems are designed to accommodate additional growth without redesign or replacement; however, we may need to continue to make significant investments in additional hardware and software to accommodate growth. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays, which could have a material adverse effect on our business, financial condition and results of operations.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS
The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business. Our operations and profitability may be directly affected by, among other things, additional legislation, changes in rules promulgated by the SEC, the NASD, the Federal Reserve, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

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

In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have recently adopted regulations regarding client privacy and the use of client information by service providers. These regulations may have an adverse impact on our business in the future, including on our ability to provide client information to certain third parties. It is possible that additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the taxation, pricing, content and quality of products and services delivered over the Internet. Any such laws or regulations might increase our cost of using, or limit our ability to use, the Internet as a distribution channel. As a result, the adoption of such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We intend to expand our business in U.S. securities to other countries. We will need to comply with the relevant regulations of each country in which we conduct business. Our international expansion may be limited by the compliance requirements of these jurisdictions.

THE SUCCESS OF OUR BUSINESS WILL DEPEND ON CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE
The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face similar outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our web site. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards to handle increased levels of activity. The failure to develop and maintain the Internet infrastructure could have a material adverse effect on our business, financial condition and results of operations.

WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL
We are highly dependent on a small number of key executive officers. We have entered into employment agreements with certain of our key executive officers but do not maintain "key person" life insurance policies on any of our officers or employees. Our success has been, and will be, dependent to a large degree on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. Competition for these personnel is intense. The loss of the services of any of our key executive officers or the inability to identify, hire and retain other highly qualified technical and managerial personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

THE RICKETTS FAMILY CONTROLS ALL FUNDAMENTAL MATTERS AFFECTING US
J. Joe Ricketts, our Chairman and Founder, members of his family and trusts held for their benefit (collectively, the "Ricketts Family") own approximately 52.2 percent of our Class A Common Stock and all of our Class B Common Stock, which constitute approximately 55.9 percent of our Common Stock. As a result, the Ricketts Family has the ability to control all fundamental matters affecting us, including the election of our directors, the sale of substantially all of our assets, our merger with another entity, an amendment to our certificate of incorporation, the future issuance of Common Stock or other securities, and the declaration of any dividend payable on our Common Stock.

In addition, the Ricketts Family could convert a portion of its Class B Common Stock into Class A Common Stock and subsequently dispose of such shares, thereby substantially reducing its economic interest while retaining the ability to elect the majority of our directors.

WE WILL NEED TO INTRODUCE NEW PRODUCTS AND SERVICES TO REMAIN COMPETITIVE
Our future success depends in part on our ability to develop and enhance our products and services. There are significant technical and financial risks in the development of new or enhanced products and services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market new or enhanced products and services. If we are unable to develop and introduce enhanced or new products and services quickly enough to respond to market or client requirements, or if our products and services fail to achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

CHANGES IN PAYMENTS FOR ROUTING OUR CLIENTS' ORDERS COULD ADVERSELY AFFECT
OUR BUSINESS
We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Receiving payments for routing clients' orders may not continue to be permitted by the SEC, or NASD or other governmental and regulatory agencies and courts. Furthermore, competition between execution agents and the implementation of order handling rules and decimalization of stock prices has made it less profitable for execution agents to offer order flow payments to broker-dealers. On a per trade basis, our payment for order flow revenue decreased 17 percent between fiscal 1999 and fiscal 2001. These payments may continue to decrease on a per trade basis, which could adversely effect our business, financial condition and results of operations.

OUR NETWORKS MAY BE VULNERABLE TO SECURITY RISKS
The secure transmission of confidential information over public networks is a critical element of our operations. We have not in the past experienced network security breaches. However, our networks may be vulnerable to criminal access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our clients' confidential information or cause interruptions or malfunctions in our operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks.

FAILURE TO COMPLY WITH NET CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS
The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a SEC-defined measure of a broker-dealer's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or the NASD could expel us from membership, which could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and results of operations.

OUR CLEARING OPERATION EXPOSES US TO LIABILITY FOR ERRORS IN CLEARING FUNCTIONS Advanced Clearing provides clearing and execution services to each of our brokerage businesses, as well as to independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. As a clearing broker, Advanced Clearing also assumes direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than brokers that rely on others to perform those functions, such as many of our competitors. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients and introducing brokers, could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by clients and others.

WE ARE EXPOSED TO CREDIT RISK
We make margin loans to clients collateralized by client securities and periodically borrow securities to cover trades. A significant portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we generally must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client's indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lending institutions. Failure to maintain required deposit levels at all times at least equal to the value of the related securities can subject us to risk of loss if sharp changes in market values of substantial amounts of securities occur and parties to the borrowing transactions fail to honor their commitments.

WE MUST PROTECT OUR INTELLECTUAL PROPERTY
Our success and ability to compete are dependent to a significant degree on fully protecting our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on numerous modes of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law. Notwithstanding the precautions taken by us to protect our intellectual property, it is possible that third parties may misappropriate, obtain, copy or use without authorization, or otherwise infringe upon, our intellectual property. It is also possible that third parties may independently develop intellectual property similar to ours. Policing unauthorized use of our intellectual property may be difficult because of difficulties in controlling the ultimate destination or security of information transmitted over the Internet. In addition, the laws of foreign countries may afford different, and possibly inadequate, protection of our intellectual property.

ACQUISITIONS AND STRATEGIC RELATIONSHIPS INVOLVE CERTAIN RISKS
We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets, which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we acquire in the future. We have also established a number of strategic relationships with online service providers and information service providers. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

WE MAY NOT SUCCEED IN INTERNATIONAL MARKETS
We have limited experience in providing brokerage services internationally. We may not succeed in marketing our services in international markets. In addition, there are risks inherent in doing business in international markets that may include in some markets, less developed technological infrastructures, lower client acceptance of, or access to, electronic channels, regulatory requirements, tariffs and other trade barriers, reduced protection for intellectual property rights, difficulties in staffing and managing foreign operations, less developed automation in exchanges, depositories and clearing systems, fluctuations in currency exchange rates, and potentially adverse tax consequences. Any of these factors could have a material adverse effect on our future international operations.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD MAKE A TAKEOVER
MORE DIFFICULT
Our certificate of incorporation, bylaws and Delaware corporate law contain provisions that might make it more difficult for someone to acquire control of us in a transaction not approved by our board of directors. These provisions could also discourage proxy contests and make it more difficult for other stockholders to elect directors other than the candidates nominated by our board of directors and other stockholders. The existence of these provisions could adversely affect the market price of our Class A Common Stock. In addition, these provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. Such funds totaled $2.0 billion at September 28, 2001 and $216.0 million at September 29, 2000. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $2.8 billion at September 28, 2001 and $2.6 billion at September 29, 2000 in the form of client cash balances. Additionally, at September 28, 2001 we had $47.6 million outstanding in convertible subordinated notes (see "Convertible Subordinated Notes"), which bear interest at a fixed rate of interest of 5.75 percent, and $22.5 million outstanding under our revolving credit agreement (see "Loan Agreements") which bears interest at a floating rate. This compares to $200.0 million outstanding in convertible subordinated notes and $75.0 million outstanding under our revolving credit agreement at September 29, 2000. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management. Our annual interest payments on our revolving credit agreement would increase or decrease by approximately $225,000 for each one percent change in interest rates based on the amount outstanding at September 28, 2001.

We hold a marketable equity security at September 28, 2001, which is recorded at fair value of $61.0 million ($36.9 million net of tax) and has exposure to market price risk. The same security was recorded at fair value of $284.7 million ($173.9 million net of tax) at September 29, 2000. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and amounts to approximately $6.1 million and $28.5 million at September 28, 2001 and September 29, 2000, respectively. Actual results may differ.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments. At September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our Chief Executive Officer. Changes in the fair value of this instrument are offset by changes in our obligation to our Chief Executive Officer.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Management . . . . . . . . . . . . . . . . . . . . . . .    25
   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .    26

   Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . .    27
   Consolidated Statements of Operations  . . . . . . . . . . . . . .    28
   Consolidated Statements of Stockholders' Equity  . . . . . . . . .    29
   Consolidated Statements of Cash Flows  . . . . . . . . . . . . . .    30
   Notes to Consolidated Financial Statements . . . . . . . . . . . .    31

REPORT OF MANAGEMENT

To the Board of Directors and Stockholders of Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska


Management of Ameritrade Holding Corporation (the "Corporation") is responsible for the preparation, consistency, integrity and fair presentation of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and, in management's opinion, are fairly presented. The financial statements include amounts that are based on management's informed judgements and best estimates.

Management has established and maintains comprehensive systems of internal control that provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements; the safeguarding of assets; the effectiveness and efficiency of operations; and compliance with applicable laws and regulations. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Management monitors the systems of internal control and maintains an independent internal auditing program that assesses the effectiveness of internal controls. Management believes the Corporation's systems of internal control provide reasonable assurance and are adequate to accomplish the objectives described herein.

The Board of Directors exercises its oversight role with respect to the Corporation's systems of internal control primarily through its Audit Committee, which is comprised solely of outside directors. The Committee oversees the Corporation's systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders' investments.

The Corporation's consolidated financial statements have been audited by Deloitte & Touche LLP ("Deloitte & Touche"), independent auditors. As part of its audit, Deloitte & Touche considers the Corporation's internal controls to establish a basis for reliance thereon in determining the nature, timing, and extent of auditing procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements and is based on independent audits made in accordance with auditing standards generally accepted in the United States of America. Management has made available to Deloitte & Touche all the Corporation's financial records and related data and believes that all representations made to Deloitte & Touche during its audits were valid and appropriate.

/s/ Joseph H. Moglia
Chief Executive Officer

/s/ John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer

October 23, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska


We have audited the accompanying consolidated balance sheets of Ameritrade Holding Corporation and its subsidiaries (collectively, the "Company") as of September 28, 2001 and September 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameritrade Holding Corporation and its subsidiaries as of September 28, 2001 and September 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Omaha, Nebraska
October 23, 2001
(December 12, 2001, as to Note 6)

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                               2001         2000
                                                                                            ---------    ----------
ASSETS
Cash and cash equivalents ................................................................ $   24,134   $  122,351
Cash and investments segregated in compliance with federal regulations ...................  2,044,257      215,956
Receivable from brokers, dealers and clearing organizations ..............................    178,169       24,646
Receivable from clients and correspondents - net of allowance
   for doubtful accounts:  2001 - $3.8 million;  2000 - $4.0 million .....................    971,823    2,926,981
Refundable income taxes ..................................................................          -        4,108
Property and equipment - net of accumulated depreciation and
   amortization:  2001 - $34.4 million;  2000 - $34.1 million ............................     83,671       90,348
Goodwill - net of accumulated amortization:  2001 - $9.9 million;  2000 - $3.2 million ...    210,794       40,002
Acquired intangible assets - net of accumulated amortization:  2001 - $0.1 million .......     15,067            -
Investments ..............................................................................     62,717      292,907
Other assets .............................................................................     63,239       80,937
                                                                                           ----------   ----------
     Total assets ........................................................................ $3,653,871   $3,798,236
                                                                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to brokers, dealers and clearing organizations ................................ $  304,301   $  433,706
   Payable to clients and correspondents .................................................  2,777,916    2,618,157
   Accounts payable and accrued liabilities ..............................................    121,933       99,239
   Notes payable .........................................................................     22,500       75,000
   Convertible subordinated notes ........................................................     47,645      200,000
   Deferred income taxes .................................................................      8,143      107,966
                                                                                           ----------   ----------
     Total liabilities ...................................................................  3,282,438    3,534,068
                                                                                           ----------   ----------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $1 par value; 3,000,000 shares authorized, none issued ...............          -            -
   Common Stock, $0.01 par value:
     Class A - 270,000,000 shares authorized;  2001 - 198,922,132 shares
          issued;  2000 - 160,036,664 shares issued ......................................      1,990        1,600
     Convertible Class B - 18,000,000 shares authorized; 16,372,800 shares
          issued and outstanding .........................................................        164          164
                                                                                           ----------   ----------
     Total Common Stock ..................................................................      2,154        1,764

Additional paid-in capital ...............................................................    384,175       47,864
Retained earnings (accumulated deficit) ..................................................    (49,507)      41,670
Treasury stock - Class A shares at cost: 2001 - 116,821 shares;
   2000 - 43,492 shares ..................................................................     (1,746)        (331)
Deferred compensation ....................................................................        215            -
Accumulated other comprehensive income ...................................................     36,142      173,201
                                                                                           ----------   ----------
     Total stockholders' equity ..........................................................    371,433      264,168
                                                                                           ----------   ----------
     Total liabilities and stockholders' equity .......................................... $3,653,871   $3,798,236
                                                                                           ==========   ==========


                 See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND
SEPTEMBER 24, 1999
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                            2001          2000        1999
                                                          ---------    ---------   ----------
Revenues:
   Commissions and clearing fees ......................   $ 269,384    $ 389,742   $  188,082
   Interest revenue ...................................     191,530      242,819      116,162
   Other ..............................................      37,763       21,890       10,213
                                                          ---------    ---------   ----------
     Total revenues ...................................     498,677      654,451      314,457

   Client interest expense ............................      43,947       74,019       42,435
                                                          ---------    ---------   ----------
     Net revenues .....................................     454,730      580,432      272,022
                                                          ---------    ---------   ----------
Operating expenses:
   Employee compensation and benefits .................     147,657      144,883       74,353
   Communications .....................................      39,896       36,394       18,591
   Occupancy and equipment costs ......................      73,449       45,249       14,992
   Depreciation and amortization ......................      36,033       21,624        6,753
   Professional services ..............................      57,422       71,478       40,644
   Interest on borrowings .............................      11,067       16,412        4,463
   Other ..............................................      48,438       38,836       34,401
                                                          ---------    ---------   ----------
     Total operating expenses .........................     413,962      374,876      194,197
                                                          ---------    ---------   ----------
     Operating margin .................................      40,768      205,556       77,825

Advertising ...........................................     134,770      225,820       59,717
Gain on sale of investment ............................      (9,692)           -            -
Debt conversion expense ...............................      62,082            -            -
                                                          ---------    ---------   ----------
Income (loss) before income taxes .....................    (146,392)     (20,264)      18,108
Provision (benefit) for income taxes ..................     (55,215)      (6,638)       6,569
                                                          ---------    ---------   ----------
Net income (loss) .....................................   $ (91,177)   $ (13,626)  $   11,539
                                                          =========    =========   ==========
Basic earnings (loss) per share .......................   $   (0.49)   $   (0.08)  $     0.07
Diluted earnings (loss) per share .....................   $   (0.49)   $   (0.08)  $     0.07

Weighted average shares outstanding - basic ...........     185,830      175,025      174,342
Weighted average shares outstanding - diluted .........     185,830      175,025      175,745



                        See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND
SEPTEMBER 24, 1999
IN THOUSANDS


                                                                COMMON STOCK
                                                     ------------------------------------
                                           TOTAL      CLASS A      CLASS B        TOTAL
                                         ---------   ---------    ---------     ---------
Balance, September 25, 1998 ..........   $  84,572   $   1,577    $     164    $   1,741
   Net income ........................      11,539           -            -            -
   Net unrealized investment gain ....     121,914           -            -            -
                                         ---------
       Total comprehensive income ....     133,453
                                         ---------
   Issuance of treasury stock ........          65           -            -            -
   Options exercised .................         508           3            -            3
   Tax benefit of options exercised ..       1,865           -            -            -
                                         ---------   ---------    ---------    ---------
Balance, September 24, 1999 ..........     220,463       1,580          164        1,744
   Net loss ..........................     (13,626)          -            -            -
   Net unrealized investment gain ....      33,764           -            -            -
                                         ---------
       Total comprehensive income ....      20,138
                                         ---------
   Purchase of treasury stock ........        (269)          -            -            -
   Issuance of treasury stock ........         262           -            -            -
   Acquisition of subsidiaries .......      21,377          17            -           17
   Options exercised .................         531           3            -            3
   Tax benefit of options exercised ..       1,666           -            -            -
                                         ---------   ---------    ---------    ---------
Balance, September 29, 2000 ..........     264,168       1,600          164        1,764
   Net loss ..........................     (91,177)          -            -            -
   Net unrealized investment loss ....    (137,059)          -            -            -
                                         ---------
     Total comprehensive loss ........    (228,236)
                                         ---------
   Purchase of treasury stock ........      (1,257)          -            -            -
   Issuance of treasury stock ........         152           -            -            -
   Acquisition of subsidiaries .......     224,456         340            -          340
   Subordinated note conversion ......     109,530          47            -           47
   Options exercised .................       1,431           3            -            3
   Tax benefit of options exercised ..         974           -            -            -
   Deferred compensation .............         215           -            -            -
                                         ---------   ---------    ---------    ---------
Balance, September 28, 2001 ..........   $ 371,433   $   1,990    $     164    $   2,154
                                         =========   =========    =========    =========

                                                      RETAINED                                 ACCUMULATED
                                         ADDITIONAL   EARNINGS/                                   OTHER
                                          PAID-IN   (ACCUMULATED   TREASURY     DEFERRED      COMPREHENSIVE
                                          CAPITAL     DEFICIT)      STOCK     COMPENSATION        INCOME
                                         ---------- ------------  ----------  ------------    -------------
Balance, September 25, 1998 ..........   $  21,684   $  43,757    $    (133)   $       -       $  17,523
   Net income ........................           -      11,539            -            -               -
   Net unrealized investment gain ....           -           -            -            -         121,914
       Total comprehensive income ....
   Issuance of treasury stock ........          25           -           40            -               -
   Options exercised .................         505           -            -            -               -
   Tax benefit of options exercised ..       1,865           -            -            -               -
                                         ---------   ---------    ---------    ---------       ---------
Balance, September 24, 1999 ..........      24,079      55,296          (93)           -         139,437
   Net loss ..........................           -     (13,626)           -            -               -
   Net unrealized investment gain ....           -           -            -            -          33,764
       Total comprehensive income ....
   Purchase of treasury stock ........           -           -         (269)           -               -
   Issuance of treasury stock ........         231           -           31            -               -
   Acquisition of subsidiaries .......      21,360           -            -            -               -
   Options exercised .................         528           -            -            -               -
   Tax benefit of options exercised ..       1,666           -            -            -               -
                                         ---------   ---------    ---------    ---------       ---------
Balance, September 29, 2000 ..........      47,864      41,670         (331)           -         173,201
   Net loss ..........................           -     (91,177)           -            -               -
   Net unrealized investment loss ....           -           -            -            -        (137,059)
     Total comprehensive loss ........
   Purchase of treasury stock ........           -           -       (1,257)                           -
   Issuance of treasury stock ........         127           -           25                            -
   Acquisition of subsidiaries .......     224,116           -            -            -               -
   Subordinated note conversion ......     109,483           -            -            -               -
   Options exercised .................       1,428           -            -            -               -
   Tax benefit of options exercised ..         974           -            -            -               -
   Deferred compensation .............         183           -         (183)         215               -
                                         ---------   ---------    ---------    ---------       ---------
Balance, September 28, 2001 ..........   $ 384,175   $ (49,507)   $  (1,746)   $     215       $  36,142
                                         =========   =========    =========    =========       =========



                See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND
SEPTEMBER 24, 1999
IN THOUSANDS



                                                                                         2001           2000           1999
                                                                                      ----------     ----------     -----------
Cash flows from operating activities:
   Net income (loss) .............................................................   $   (91,177)   $   (13,626)   $    11,539
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization ...............................................        29,245         19,987          6,390
     Provision for loan losses ...................................................           711          3,637          2,155
     Deferred income taxes .......................................................       (53,393)       (10,782)         7,833
     Loss on disposal of property ................................................        16,581          4,174              -
     Gain on sale of investment ..................................................        (9,692)             -              -
     Amortization of goodwill and intangible assets ..............................         6,788          1,637            363
     Changes in operating assets and liabilities:
        Cash and investments segregated in compliance with federal
          regulations ............................................................    (1,828,301)       683,871       (387,673)
        Receivable from brokers, dealers and clearing organizations ..............      (134,371)        65,311        (64,225)
        Receivable from clients and correspondents ...............................     1,954,447     (1,403,816)      (881,594)
        Refundable income taxes ..................................................         5,082         11,839        (15,947)
        Other assets .............................................................        21,402         (5,871)       (44,410)
        Payable to brokers, dealers and clearing organizations ...................      (129,405)        48,746        373,195
        Payable to clients and correspondents ....................................       159,759        560,811        921,264
        Accounts payable and accrued liabilities .................................         5,042         15,809         40,802
                                                                                     -----------    -----------    -----------

          Net cash flows from operating activities ...............................       (47,282)       (18,273)       (30,308)
                                                                                     -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment ............................................       (23,929)       (41,512)       (48,632)
   Proceeds from sale of property and equipment ..................................         4,967              -              -
   Cash acquired (paid) in business combinations, net ............................         4,018         (5,995)        (6,917)
   Proceeds from sale of investment ..............................................        16,359              -              -
   Purchase of investments .......................................................          (176)        (6,936)             -
                                                                                     -----------    -----------    -----------

          Net cash flows from investing activities ...............................         1,239        (54,443)       (55,549)
                                                                                     -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from notes payable ...................................................        74,900        160,000        294,000
   Principal payments on notes payable ...........................................      (127,400)       (85,000)      (105,000)
   Proceeds from exercise of stock options .......................................         1,431            531            508
   Purchase of treasury stock ....................................................        (1,257)          (269)             -
   Issuance of treasury stock ....................................................           152            262             65
                                                                                     -----------    -----------    -----------

          Net cash flows from financing activities ...............................       (52,174)        75,524        189,573
                                                                                     -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents .............................       (98,217)         2,808        103,716

Cash and cash equivalents at beginning of period .................................       122,351        119,543         15,827
                                                                                     -----------    -----------    -----------
Cash and cash equivalents at end of period .......................................   $    24,134    $   122,351    $   119,543
                                                                                     ===========    ===========    ===========

Supplemental cash flow information:
   Interest paid .................................................................   $    62,455    $   101,793    $    43,744
   Income taxes paid (refunds received) ..........................................   $    (6,904)   $    (9,361)   $    14,149

Noncash investing and financing activities:
   Tax benefit on exercise of stock options ......................................   $       974    $     1,666    $     1,865
   Issuance of Common Stock in acquisition of subsidiaries .......................   $   224,456    $    21,377    $         -
   Conversion of convertible notes to Class A Common Stock .......................   $   152,355    $         -    $         -
   Deferred income taxes on debt conversion ......................................   $   (42,825)   $         -    $         -



                See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND
SEPTEMBER 24, 1999
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated.

     The Company reports on a fifty-two/fifty-three week year. Each fiscal year ends on the last Friday of the month of September. Fiscal years 2001 and 1999 were each fifty-two week years. Fiscal year 2000 was a fifty-three week year.

     NATURE OF OPERATIONS - The Company provides securities brokerage services through its broker-dealer subsidiaries. The Company also provides trading execution and clearing services for its own broker-dealer operations and for unaffiliated broker-dealers through its subsidiary, Advanced Clearing, Inc. ("Advanced Clearing"). The Company's broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers, the International Stock Exchange and the Chicago Stock Exchange, Inc.

     CAPITAL STOCK - The authorized capital stock of the Company consists of Class A Common Stock, Class B Common Stock and Preferred Stock. Each share of Class A and Class B Common Stock is entitled to one vote on all matters, except that the Class B Common Stock is entitled to elect a majority of the directors of the Company and the Class A Common Stock is entitled to elect the remainder of the directors. Each class of Common Stock is equally entitled to dividends if, as and when declared by the Board of Directors. Shares of Class A Common Stock are not convertible, while each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the Class B holder. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock if that share of Class B Common Stock is sold or transferred to any person other than J. Joe Ricketts, Marlene M. Ricketts, any lineal descendent of J. Joe Ricketts and Marlene M. Ricketts, any of their spouses or any trust or entity that holds Common Stock for the benefit of any of those persons. In addition, Class B Common Stock automatically converts on a share for share basis into Class A Common Stock if the number of shares of outstanding Common Stock held in the aggregate by that group of persons falls below 20 percent of the total number of shares of outstanding Common Stock.

     Voting, dividend, conversion and liquidation rights of the Preferred Stock would be established by the Board of Directors upon issuance of such Preferred Stock.

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SECURITIES TRANSACTIONS - Securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after trade date. Revenues and expenses related to securities transactions, including revenues from execution agents, are recorded on trade date.

     DEPRECIATION AND AMORTIZATION - Depreciation is provided on a straight-line basis using estimated useful service lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Goodwill is amortized on a straight-line basis generally over periods ranging from 7 to 20 years, except for goodwill on acquisitions completed after June 30, 2001, which is not amortized. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its intangible assets and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. An evaluation of recoverability is performed by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required.

     CASH AND CASH EQUIVALENTS - The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents.

     SEGREGATED CASH AND INVESTMENTS - Cash and investments, consisting primarily of U.S. Treasury Bills and repurchase agreements, at Advanced Clearing of $2,044.3 million and $216.0 million as of September 28, 2001 and September 29, 2000, respectively, have been segregated in a special reserve bank account for the benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company considers the amounts presented for financial instruments on the consolidated balance sheets, except for the convertible subordinated notes, to be reasonable estimates of fair value based on maturity dates and repricing characteristics. The estimated fair value of the convertible subordinated notes was approximately $31 million and $115 million at September 28, 2001 and September 29, 2000, respectively. The estimated fair value of the notes has been determined by the Company using available market information.

     INVESTMENTS - Investments are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee's operating and financial policies. The cost method is used for investments that do not meet equity method criteria. Declines in fair value of cost method investments that are considered other than temporary are accounted for as realized losses. The Company's investments in marketable equity securities are carried at fair value and are designated as available-for-sale. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and are reflected in the statements of operations.

     SOFTWARE DEVELOPMENT - Software development costs are capitalized and included in property and equipment at the point technological feasibility has been established until beta testing is complete. Once the product is fully functional, such costs are amortized in accordance with the Company's normal accounting policies. Software development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not meet capitalization criteria are expensed as incurred.

     DEFERRED COMPENSATION - Company Class A Common Stock held in a rabbi trust pursuant to a Company deferred compensation plan is recorded at the fair value of the stock at the time it is transferred to the rabbi trust and is classified as treasury stock. The corresponding deferred compensation liability is recorded as a component of stockholders' equity at the current fair value of the Class A Common Stock.

     ADVERTISING - The Company expenses advertising costs as they are incurred.

     INCOME TAXES - The Company files a consolidated income tax return with its subsidiaries on a calendar year basis. Deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

     EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.

     STOCK BASED COMPENSATION - As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income (loss) and earnings (loss) per share as required under SFAS No. 123.

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) for all periods presented consists of net income (loss) and unrealized gains (losses) on securities available-for-sale, net of related income taxes. These results are incorporated into the consolidated statements of stockholders' equity.

     DERIVATIVES AND HEDGING ACTIVITIES - The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, on September 30, 2000. There was no impact to the consolidated financial statements as a result of adopting this standard. In fiscal 2001, the Company entered into an equity index swap arrangement with a notional amount of approximately $15.6 million for the purpose of hedging its obligation under its deferred compensation plan for its Chief Executive Officer. Unrealized gains or losses on the swap arrangement are treated as an adjustment to employee compensation and benefits expense in the statements of operations, offsetting changes to the related deferred compensation liability. Approximately 0.9 million shares of the Company's Knight Trading Group, Inc. ("Knight") (see Note 5) common stock are pledged as collateral under the equity index swap arrangement.

     RELATED PARTY LOANS - Certain Company directors and employees maintain margin accounts with Advanced Clearing. Advanced Clearing had margin loans to Company directors and employees totaling $21.7 million and $22.0 million as of September 28, 2001 and September 29, 2000, respectively. These loans are made in the ordinary course of Advanced Clearing's business on terms no more favorable than those available on comparable transactions with other parties.

     RECLASSIFICATIONS - Certain items in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     SFAS NOS. 141 AND 142 - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The Company adopted SFAS No. 142 for the fiscal year beginning September 29, 2001. SFAS No. 142 requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The Company expects that the elimination of goodwill amortization will have a positive impact on reported income before income taxes in fiscal 2002 of approximately $9.0 million, not including the impact of goodwill associated with the acquisition of National Discount Brokers Corporation (see Note 2) or any other potential future acquisitions.

     SFAS NO. 143 - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

     SFAS NO. 144 - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Company's consolidated financial statements.

2.   ACQUISITIONS

     On April 2, 2001, the Company acquired TradeCast Inc. ("TradeCast"), a Delaware corporation, and all of the ownership interests in TradeCast Investments Ltd. ("TradeCast Ltd."), a Texas limited partnership. TradeCast Ltd., through its subsidiaries, is a leading provider of direct access trade execution and software designed for the active trader. In connection with the acquisition, the Company issued 7,500,000 shares of its Class A Common Stock in exchange for the outstanding shares of TradeCast common stock and the ownership interests of TradeCast Ltd., including 375,000 shares which are being held in escrow pursuant to the indemnification provisions of the transaction documents. The Company also issued an additional 712,500 shares of its Class A Common Stock in connection with the acquisition which are being held in escrow and may be released based on future performance. If any additional shares are released or issued pursuant to the above provisions, the value of the shares will be recorded as an increase to the goodwill associated with the acquisition. The acquisition was accounted for as a purchase with the resulting goodwill being amortized over 10 years.

     On September 6, 2001, the Company acquired all of the shares of common stock of National Discount Brokers Corporation ("NDB.com"), a New York corporation, and all of the outstanding subordinated promissory notes issued by NDB.com to its former parent. In connection with the acquisition, the Company paid aggregate consideration of $154 million, consisting of $20,000 in cash and 26,027,282 shares of the Company's Class A Common Stock. The number of shares of Common Stock was determined based on the average closing stock price of the Class A Common Stock on the Nasdaq National Market for the ten consecutive trading days ending on the business day prior to the closing date. Since the acquisition was completed after June 30, 2001, it is subject to accounting under SFAS Nos. 141 and 142, which require that resulting goodwill not be amortized.

     The purchase price for TradeCast and NDB.com was comprised of the following:

                                 PURCHASE PRICE

                                                      TRADECAST    NDB.COM        TOTAL
                                                     ----------   ----------   ----------
Class A Common Stock issued, net of
   registration costs .............................  $   63,763   $  153,835   $  217,598
Cash acquired, net of cash paid ...................      (3,101)        (917)      (4,018)
Acquisition costs .................................       2,176        2,634        4,810
Exit and involuntary termination costs ............          --       11,485       11,485
Fair value of stock options granted to
   TradeCast Ltd. employees .......................         512           --          512
Liabilities assumed ...............................       3,511        5,699        9,210
                                                     ----------   ----------   ----------
  Total purchase price ............................  $   66,861   $  172,736   $  239,597
                                                     ==========   ==========   ==========


     The preliminary purchase price allocation for TradeCast and NDB.com is summarized as follows:


                     PRELIMINARY PURCHASE PRICE ALLOCATION

                                                      TRADECAST    NDB.COM       TOTAL
                                                     ----------   ----------  ----------
Receivable from brokers, dealers, and clearing
   organizations ..................................  $       --   $   19,152  $   19,152
Property & equipment, net .........................      14,663        5,524      20,187
Other assets ......................................       4,386        1,348       5,734
Acquired client relationship intangible asset .....          --       15,126      15,126
Goodwill ..........................................      50,059      126,725     176,784
Deferred income taxes .............................      (2,247)       4,861       2,614
                                                     ----------   ----------  ----------
  Total ...........................................  $   66,861   $  172,736  $  239,597
                                                     ==========   ==========  ==========



     The amount allocated to the NDB.com client relationship intangible asset is being amortized over an estimated life of 20 years. Approximately $120 million of goodwill and $15 million of acquired intangible assets resulting from the NDB.com acquisition are expected to be deductible for income tax purposes. Approximately $15 million of goodwill resulting from the TradeCast acquisition is expected to be deductible for income tax purposes. In connection with the NDB.com acquisition, the Company will terminate the employment of most NDB.com employees and will terminate certain contractual arrangements. Included in exit and involuntary termination costs at the acquisition date were involuntary termination costs of approximately $6.4 million and exit costs of approximately $5.1 million. The Company expects substantially all exit and involuntary termination costs to be paid during fiscal 2002.

     The following unaudited pro forma financial information sets forth the results of operations of the Company as if the acquisitions of TradeCast and NDB.com had occurred on September 25, 1999. The pro forma results do not reflect any potential operating cost savings that may result from the consolidation of operations of the Company, TradeCast and NDB.com and are not necessarily indicative of the results of future operations.

     Pro forma financial information (unaudited) for the fiscal years ended:


                                                2001            2000
                                             ----------      ----------
Net revenues ...........................     $  517,391      $  695,140

Net loss ...............................     $ (115,500)     $  (27,863)

Basic and diluted loss per share .......     $    (0.54)     $    (0.13)

     On May 25, 2000, the Company issued 267,000 shares of its Class A Common Stock to the stockholders of Ten Bagger, the corporation that developed the stock analysis tool, the BigEasy Investor(TM), in connection with the acquisition by the Company of all the issued and outstanding shares of common stock of Ten Bagger. On December 1, 2000 and May 25, 2001, the Company issued 316,818 shares and 468,686 shares, respectively, of its Class A Common Stock, which represent the first and second of three post-closing payments required under the purchase agreement during the 18-month period following the acquisition date. The fair value of the Common Stock issued on December 1, 2000 and May 25, 2001 was approximately $2.7 million and $3.6 million, respectively. The Company is required to issue additional shares of its Class A Common Stock with a value of $3.6 million in settlement of the final post-closing payment. The transaction was accounted for as a purchase with the resulting goodwill of approximately $12.8 million being amortized over 7 years.

     On July 21, 2000, the Company acquired Financial Passport, an Internet-based provider of financial planning services and an online marketplace for a wide range of financial products and services. Under the terms of the merger agreement, the Company issued 1,482,548 shares of its Class A Common Stock (and paid cash of $136,921 in lieu of small stockholders and fractional shares) in exchange for the outstanding shares of Financial Passport common stock. The transaction was accounted for as a purchase with the resulting goodwill of approximately $17.5 million being amortized over 10 years.

     On August 6, 1999, the Company acquired The R.J. Forbes Group, Inc. for cash of approximately $7.3 million. The transaction was accounted for as a purchase with resulting goodwill of approximately $7.2 million being amortized over 20 years.


3.   RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

     Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following as of the fiscal years ended:


                                                     2001           2000
                                                  ----------     ----------
Receivable:
  Deposits paid for securities borrowed .....     $  140,980     $   21,890
  Securities failed to deliver ..............         18,120          2,640
  Clearing organizations ....................         19,069            116
                                                  ----------     ----------
    Total ...................................     $  178,169     $   24,646
                                                  ==========     ==========

Payable:
  Deposits received for securities loaned ...     $  275,734     $  424,699
  Securities failed to receive ..............         23,313          2,833
  Clearing organizations ....................          5,254          6,174
                                                  ----------     ----------
    Total ...................................     $  304,301     $  433,706
                                                  ==========     ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of the fiscal years ended:


                                                          2001            2000
                                                       ----------      ----------
Land and buildings ...............................     $   14,020      $   13,943
Leasehold improvements ...........................         15,692          17,344
Software .........................................         49,868          27,650
Computer equipment ...............................         17,102          44,151
Other equipment, furniture and fixtures ..........         21,344          21,316
                                                       ----------      ----------
                                                          118,026         124,404
Less accumulated depreciation and amortization ...        (34,355)        (34,056)
                                                       ----------      ----------
Property and equipment - net .....................     $   83,671      $   90,348
                                                       ==========      ==========


5.   INVESTMENTS

     KNIGHT TRADING GROUP, INC. - The Company owns approximately 7.9 million shares of Knight, representing approximately six percent of Knight's outstanding common shares as of September 28, 2001 and September 29, 2000. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. On September 28, 2001 and September 29, 2000, the Company's investment in Knight was valued at $61.0 million and $284.7 million, respectively. The Company's cost basis is $0.7 million, therefore the gross unrealized gain was $60.3 million and $284.0 million at September 28, 2001 and September 29, 2000, respectively.

     COMPREHENSIVE SOFTWARE SYSTEMS, INC. ("CSS") - As of September 28, 2001 and September 29, 2000, the Company owned approximately seven percent of CSS, a joint venture formed for the purpose of developing software for securities broker-dealers, banks and other financial institutions. The Company accounts for its investment in CSS under the cost method.

     ADIRONDACK TRADING PARTNERS, LLC ("ADIRONDACK") - As of September 28, 2001 and September 29, 2000, the Company owned a minority interest in Adirondack, a development-stage company formed to trade listed equity and index options. The Company accounts for its investment in Adirondack under the cost method.

     EPOCH PARTNERS, INC. ("EPOCH") - Prior to July 19, 2001, the Company owned approximately 10 percent of the preferred stock of Epoch, a privately held investment bank that acts as an underwriter on initial public offerings and secondary offerings of securities, with its focus being on distributing these shares to retail, online investors. The Company accounted for its ownership in Epoch under the cost method. On July 19, 2001, the Company completed the sale of its investment in Epoch for approximately $16.4 million in cash. The Company recorded a gain on the sale of the Epoch investment of approximately $9.7 million during the fiscal year ended September 28, 2001.

6.   NOTES PAYABLE

     As of September 28, 2001 and September 29, 2000, the Company maintained an amended and restated revolving credit agreement dated January 25, 2000, as subsequently amended, with a bank group. The revolving credit agreement, as amended, permitted borrowings up to $35 million through December 31, 2001, and was secured primarily by 7.0 million shares of the Company's Knight common stock (see Note 5) and the Company's stock in its subsidiaries. The Company could borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeded 80 percent of the fair market value of the pledged Knight stock, the Company was required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings was determined on a monthly basis based on the greater of (i) the prime rate or (ii) 90-day LIBOR plus 2.25 percent. At September 28, 2001, the interest rate on this borrowing was 6.25 percent. The Company also paid a maintenance fee of 0.5 percent of the unused borrowings. The Company had outstanding indebtedness under the revolving credit agreement of $22.5 million at September 28, 2001 and $75 million at September 29, 2000. The revolving credit agreement contained certain covenants and restrictions, including a minimum income before income taxes requirement, and prohibited the payment of cash dividends. The Company was in compliance with or has obtained waivers for all covenants under the revolving agreement for all periods presented in the consolidated financial statements.

     On December 7, 2001, the Company agreed in principle to a modification and extension of the revolving credit agreement. The amendment to the agreement will permit borrowings up to $20 million through December 31, 2002, bear interest at the greater of (i) the prime rate or (ii) 90-day LIBOR plus 2.5 percent and will be secured primarily by 4.0 million shares of the Company's Knight common stock and the Company's stock in its subsidiaries. The 3.0 million shares of Knight common stock that will no longer be pledged under the revolving credit agreement will be available for use as collateral on other potential loan agreements or for other corporate purposes. The amendment will also modify certain covenants and restrictions. The Company expects that the other terms of the revolving credit agreement, as described in the previous paragraph, will not change significantly. The Company expects to execute the amendment by December 31, 2001. As of December 12, 2001, the Company had $12.5 million outstanding under the revolving credit agreement.

7.   CONVERTIBLE SUBORDINATED NOTES

     In August 1999, the Company issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes were convertible into 6,142,740 shares of Class A Common Stock. The holders of the notes may convert the notes into shares of Class A Common Stock at any time prior to the close of business on the maturity date of the notes, August 1, 2004, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes are not subject to redemption prior to August 6, 2002, and the Company may, at its option, redeem the notes on or after such date, in whole or in part, upon not less than 30 days or more than 60 days prior notice to each holder.

     In February 2001, $152.4 million of the Company's convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. Including $3.4 million of deferred note origination costs written off, this resulted in debt conversion expense of $62.1 million and an increase in stockholders' equity of $71.7 million (net of income taxes) during the fiscal year ended September 28, 2001. As of September 28, 2001, the Company had approximately $47.6 million of the 5.75 percent convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Class A Common Stock.

8.   INCOME TAXES

     Provision (benefit) for income taxes is comprised of the following for fiscal years ended:


                                                     2001            2000            1999
                                                  ----------      ----------      ----------
Current expense (benefit):
  Federal ...................................     $   (2,151)     $    4,144      $   (1,264)
  State .....................................            329              --              --
                                                  ----------      ----------      ----------
                                                      (1,822)          4,144          (1,264)
                                                  ----------      ----------      ----------
Deferred expense (benefit):
  Federal ...................................        (46,238)         (9,974)          8,063
  State .....................................         (7,155)           (808)           (230)
                                                  ----------      ----------      ----------
                                                     (53,393)        (10,782)          7,833
                                                  ----------      ----------      ----------
Provision (benefit) for income taxes ........     $  (55,215)     $   (6,638)     $    6,569
                                                  ==========      ==========      ==========

     A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision (benefit) for income taxes follows for the fiscal years ended:

                                                    2001           2000           1999
                                                  --------       --------       --------
Federal statutory rate ......................          (35%)          (35%)           35%
State taxes, net of federal tax effect ......           (5)            (3)             3
Amortization of goodwill ....................            1              2              1
State credits ...............................           --              2             (4)
Other .......................................            1              1              1
                                                  --------       --------       --------
                                                       (38%)          (33%)           36%
                                                  ========       ========       ========


     Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

                                                                       2001            2000
                                                                    ----------      ----------
Deferred tax assets:
  State incentive credits and operating loss carryforwards ....     $    8,546      $    5,601
  Accrued liabilities .........................................         15,745           2,194
  Depreciation and amortization, net ..........................             --             687
  Other deferred tax assets ...................................          2,388           5,049
                                                                    ----------      ----------
    Total deferred tax assets .................................         26,679          13,531
                                                                    ==========      ==========

Deferred tax liabilities:
  Unrealized investment gain ..................................        (24,095)       (110,735)
  Prepaid expenses ............................................         (5,990)         (5,575)
  Depreciation and amortization, net ..........................           (503)             --
                                                                    ----------      ----------
    Total deferred tax liabilities ............................        (30,588)       (116,310)
                                                                    ----------      ----------
Less: Valuation allowance .....................................         (4,234)         (5,187)
                                                                    ----------      ----------

Net deferred tax liabilities ..................................     $   (8,143)     $ (107,966)
                                                                    ==========      ==========

     A valuation allowance has been provided against certain state incentive credit and state net operating loss carryforwards because realization of these amounts is dependent on generating sufficient state taxable income in future periods. At the present time, realization of these amounts is not considered more likely than not. At September 28, 2001, state incentive credit carryforwards total approximately $6.5 million and expire December 31, 2007, and state net operating loss carryforwards total approximately $24.2 million and expire beginning December 31, 2004. Additionally, the Company has approximately $8.8 million of federal net operating loss carryforwards, which expire beginning December 31, 2018. Of that amount, approximately $4.1 million are subject to annual limitations on utilization in future periods.

9.   NET CAPITAL

     The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

     The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $60.2 million and $226.8 million as of September 28, 2001 and September 29, 2000, respectively, which exceeded aggregate minimum net capital requirements by $38.8 million and $164.1 million, respectively. Subsidiary net capital in the amount of $21.4 million and $62.7 million as of September 28, 2001 and September 29, 2000, respectively, was not available for transfer to the Company.

10.  STOCK OPTION AND INCENTIVE PLANS

     The Company has two stock incentive plans, the Ameritrade Holding Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan") and the Directors Incentive Plan (the "Directors Plan"), both initiated in fiscal 1997.

     The Long-Term Incentive Plan authorizes the award of options to purchase Class A Common Stock, Class A Common Stock appreciation rights, shares of Class A Common Stock and performance units. The Long-Term Incentive Plan reserves 9,600,000 shares of the Company's Class A Common Stock for issuance to eligible employees. The Directors Plan authorizes the award of options to purchase Class A Common Stock and shares of Class A Common Stock. The Directors Plan reserves 960,000 shares of the Company's Class A Common Stock for issuance to non-employee directors. Options are generally granted at not less than the fair market value at grant date, vest over a one to four year period, and expire 10 years after the grant date.

     Pursuant to the Company's employment agreement with its Chief Executive Officer (the "CEO"), the Company is required to grant stock options to the CEO on March 2, 2003 equal to two percent of the then outstanding shares of Company Common Stock. The options would be granted with an exercise price equal to the fair market value of the Class A Common Stock on the grant date. The CEO must be employed by the Company on March 2, 2003 in order to receive this grant.

     The following is a summary of the status of the Company's outstanding stock options as of the fiscal years ended:

                                                2001                      2000                       1999
                                      ------------------------   ------------------------   ------------------------
                                                     WEIGHTED                   WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE                    AVERAGE
                                       NUMBER OF     EXERCISE    NUMBER OF      EXERCISE    NUMBER OF      EXERCISE
                                        OPTIONS       PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning of year...        3,689    $    12.59        2,171    $     8.39        1,777    $     2.09
  Granted .........................        4,975          8.71        2,147         16.95          656         22.86
  Exercised .......................         (315)         4.54         (251)         2.11         (262)         1.93
  Canceled ........................       (1,539)        14.62         (378)        20.22           --            --
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at end of year ........        6,810    $     9.67        3,689    $    12.59        2,171    $     8.39
Exercisable at end of year ........        2,147    $     7.96          874    $     5.96          394    $     2.06
Available for future grant
  at end of year ..................        2,793                      6,358                      8,127
Weighted average fair value of
  options granted during the year..                 $     6.13                 $    12.68                 $    18.62

     The following table summarizes information about the stock options outstanding at September 28, 2001:

                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                         ---------------------------------------------     -------------------------
                                           WEIGHTED
                                            AVERAGE          WEIGHTED-                     WEIGHTED
                                           REMAINING         AVERAGE                       AVERAGE
Range of Exercise         NUMBER OF       CONTRACTUAL        EXERCISE      NUMBER OF       EXERCISE
Prices                     OPTIONS      LIFE (IN YEARS)       PRICE         OPTIONS         PRICE
-----------------        ----------     ---------------     ----------     ----------     ----------
$  1.00 - $  5.00             1,135                 6.5     $     2.40          1,016     $     2.16
$  5.01 - $ 10.00             3,016                 9.3           8.02            614           8.02
$ 10.01 - $ 15.00             1,292                 8.4          10.42             80          14.83
$ 15.01 - $ 20.00             1,176                 7.5          16.72            346          16.64
$ 20.01 - $ 25.00                87                 8.5          23.19             22          23.19
$ 25.01 - $ 30.00                --                  --             --             --             --
$ 30.01 - $ 35.00                --                  --             --             --             --
$ 35.01 - $ 40.00               104                 7.6          36.50             69          36.50
                              -----               -----     ----------          -----     ----------
$  1.00 - $ 40.00             6,810                 8.4     $     9.67          2,147     $     7.96

     There were no Stock Appreciation Rights or performance units outstanding as of September 28, 2001 or during the three years then ended.

     Pro forma information regarding the net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively: risk-free interest rate of 5.0 percent, 6.0 percent and 6.0 percent; dividend yield of zero for all years; expected volatility of 90 percent, 85 percent and 111 percent; and an expected option life of five years for all years. The weighted average fair value of options granted was $6.13 in fiscal 2001, $12.68 in fiscal 2000 and $18.62 in fiscal 1999. Pro forma net income (loss) and earnings (loss) per share are as follows for the fiscal years ended:


                                                                             2001             2000            1999
                                                                        -------------     -----------      ----------
Net income (loss)                         As reported .........         $     (91,177)    $   (13,626)     $   11,539
                                          Pro forma ...........         $     (99,182)    $   (18,135)     $    8,782
                                                                        -------------     -----------      ----------
Basic earnings (loss) per share           As reported .........         $       (0.49)    $     (0.08)     $     0.07
                                          Pro forma ...........         $       (0.53)    $     (0.10)     $     0.05
Diluted earnings (loss) per share         As reported .........         $       (0.49)    $     (0.08)     $     0.07
                                          Pro forma ...........         $       (0.53)    $     (0.10)     $     0.05


11.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) and profit-sharing plan under which the annual and matching contributions are determined at the discretion of the Board of Directors. Profit-sharing expense was $1.5 million, $0 and $0.3 million for fiscal years 2001, 2000 and 1999, respectively. No 401(k) matching contributions were made during fiscal years 2001, 2000 and 1999.

     The Company had an executive bonus plan that was designed to allow designated executive participants the opportunity to earn bonus awards with current and deferred components. The value of each component was based on the annual increase, if any, in the book value per share of the Common Stock. Executive bonus plan expense was $0 and $0.3 million for fiscal years 2000 and 1999, respectively. The executive bonus plan was terminated at the end of fiscal 2000.

12.  EARNINGS (LOSS) PER SHARE

     The following is a reconciliation between the weighted average shares outstanding used in the basic and diluted earnings (loss) per share computation for the fiscal years ended:


                                                          2001            2000            1999
                                                       ----------      ----------      ----------
Net income (loss) ................................     $  (91,177)     $  (13,626)     $   11,539
                                                       ==========      ==========      ==========
Weighted average shares outstanding - basic ......        185,830         175,025         174,342

Effect of dilutive securities:
  Assumed exercise of stock options ..............             --              --           1,403
                                                       ----------      ----------      ----------
Weighted average shares outstanding - diluted ....        185,830         175,025         175,745
                                                       ==========      ==========      ==========
Earnings (loss) per share - basic ................     $    (0.49)     $    (0.08)     $     0.07

Earnings (loss) per share - diluted ..............     $    (0.49)     $    (0.08)     $     0.07


     Because the Company reported a net loss in fiscal 2001 and fiscal 2000, the calculation of diluted loss per share for those years does not include common stock equivalents as they are anti-dilutive, resulting in a reduction of loss per share. In addition, the subordinated convertible notes are not included in the EPS calculations above because the effect would also be anti-dilutive.

13.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS - The Company and its subsidiaries have various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows:

                                   MINIMUM LEASE      SUBLEASE       NET LEASE
FISCAL YEAR ENDING                   PAYMENTS         PROCEEDS      COMMITMENTS
------------------                 -------------    -----------     -----------
2002.............................   $   36,407      $     (924)     $   35,483

2003.............................       22,068            (641)         21,427

2004.............................        8,793            (641)          8,152

2005.............................        5,317            (632)          4,685

2006.............................        4,944            (619)          4,325

Thereafter (to April 2019).......       36,638          (2,304)         34,334
                                    ----------      ----------      ----------
Total............................   $  114,167      $   (5,761)     $  108,406
                                    ==========      ==========      ==========

     Prior to and including a portion of fiscal 1999, the Company and certain of its subsidiaries leased one of their office facilities from the Chairman of the Company. During fiscal 1999, the facility was sold to an unrelated third party. Additionally, the Company and its subsidiaries lease certain computer equipment, office equipment, and office facilities under various operating leases. Rental expense was approximately $55.4 million, $31.5 million and $11.2 million for fiscal years 2001, 2000 and 1999, respectively.

     LETTERS OF CREDIT - Letters of credit in the amount of $105 million and $198 million as of September 28, 2001 and September 29, 2000, respectively, have been issued by several financial institutions on behalf of Advanced Clearing, a wholly-owned subsidiary of the Company which acts as a securities clearing firm. The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. Advanced Clearing pays a maintenance fee of 0.25 to 0.45 percent of the issued amount for the letters of credit. In addition, the same financial institutions may make loans to Advanced Clearing if requested under note agreements. Advanced Clearing has pledged client securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of September 28, 2001 and September 29, 2000, no amounts were outstanding under the note agreements.

     LEGAL - In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs have opposed. The Company believes that it has viable defenses to the allegations raised in the amended complaint and intends to assert them vigorously. However, because the proceeding is still in a preliminary phase and the amount of damages sought has not been quantified, the Company is not presently able to predict the outcome of this matter or its effect on the Company.

     The Company and its operating units are parties to a number of other legal actions. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, would materially affect the Company's results of operations or its financial position.

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

     As of September 28, 2001, client margin securities of approximately $1.4 billion and stock borrowings of approximately $141 million were available to Advanced Clearing to utilize as collateral on various borrowings or for other purposes. Advanced Clearing had sold or repledged approximately $360 million of that collateral as of September 28, 2001.

     EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in the control of the Company. Salaries are subject to adjustments according to the Company's financial performance and other factors.

14.  SEGMENT INFORMATION

     On June 27, 2001, the Company announced a reorganization of its corporate and management structure. The new structure created two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings, tailored to specific clients and their respective investing and trading preferences. OnMoney, the Company's personal financial management subsidiary, which was previously considered a reportable business segment, became a product offering supporting the two business units. During the remainder of fiscal 2001, the Company operated in one reportable business segment as the new organizational structure was implemented. In connection with the reorganization, the Company is developing a new management financial reporting structure. The Company will reevaluate its segment reporting in light of the new reporting structure upon its completion during fiscal 2002. The Company anticipates that the new reporting structure may result in two reportable business segments.


15.  RESTRUCTURING AND OTHER CHARGES

     During the first six months of fiscal 2001, due to unfavorable market and economic conditions, the Company terminated approximately 450 employees, primarily at its Omaha, Nebraska and Fort Worth, Texas call centers, and consolidated office space in certain facilities. On June 27, 2001, the Company announced a reorganization of its corporate and management structure (see Note 14). In connection with the reorganization, a comprehensive facilities consolidation began and approximately 30 additional employees were terminated. Offices in Fort Worth, Texas; Omaha, Nebraska; Baltimore, Maryland; and Purchase, New York were affected by the consolidation. The following is a summary of restructuring charges related to the facilities consolidation and staff reductions during fiscal 2001:

Employee compensation and benefits:
  Severance pay and benefits .............................................        $  2,836

Occupancy and equipment costs:
  Non-cancelable lease costs, net of estimated sublease income ...........          12,926

Professional services:
  Estimated tenant improvement, commission and other costs on subleases ..           2,430

Other:
  Losses on impairment and abandonment of property and equipment .........          15,581
  Losses on impairment of leasehold improvements related
    to non-cancelable leases .............................................           4,113

  Losses on impairment of prepaid assets .................................             382
                                                                                  --------
Total restructuring charges ..............................................        $ 38,268
                                                                                  ========

     The following is a summary of the activity in the restructuring liability during fiscal 2001:

                                                                  UTILIZATION
                                                          --------------------------
                                          RESTRUCTURING      CASH          NON-CASH         BALANCE AT
EXPENSE CATEGORY:                            CHARGES       PAYMENTS       CHARGES(1)      SEPT. 28, 2001
--------------------------------------    -------------   ----------      ----------      --------------
Employee compensation and benefits ...     $    2,836     $   (1,861)     $       --      $      975(2)
Occupancy and equipment costs ........         12,926         (1,603)             --          11,323(3)
Professional services ................          2,430             --              --           2,430(3)

Other ................................         20,076             --         (15,837)          4,239(3)
                                           ----------     ----------      ----------      ----------
  Total ..............................     $   38,268     $   (3,464)     $  (15,837)     $   18,967
                                           ==========     ==========      ==========      ==========

     (1) Non-cash charges consist of impairment and abandonment losses.

     (2) The Company expects to pay remaining severance costs during fiscal
         2002.

     (3) The Company expects to utilize the remaining liability over the respective lease periods through fiscal 2005.

     In addition, the Company recorded impairment charges of approximately $4.7 million during fiscal 2000 related to specific software applications discontinued. The impairment charges are included in Other expenses in the Statement of Operations.

16.  QUARTERLY DATA (UNAUDITED)

     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                              FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2001
                                                             -----------------------------------------------
                                                               FIRST       SECOND        THIRD      FOURTH
                                                              QUARTER      QUARTER      QUARTER     QUARTER
                                                             ---------    ---------    ---------   ---------
Revenues .................................................   $ 148,446    $ 133,806    $ 119,972   $  96,453
Client interest expense ..................................      17,524       14,819        7,385       4,218
                                                             ---------    ---------    ---------   ---------
    Net revenues .........................................     130,922      118,987      112,587      92,235
Operating expenses .......................................     104,595      103,382       91,430     114,556
                                                             ---------    ---------    ---------   ---------
Operating margin .........................................      26,327       15,605       21,157     (22,321)
                                                             ---------    ---------    ---------   ---------
Advertising ..............................................      63,489       44,343       18,688       8,250
Gain on sale of investment ...............................          --           --           --      (9,692)
Debt conversion expense ..................................          --       62,082           --          --
                                                             ---------    ---------    ---------   ---------
Income (loss) before income taxes ........................     (37,162)     (90,820)       2,469     (20,879)
Net income (loss) ........................................   $ (23,032)   $ (54,191)   $      70   $ (14,024)
                                                             =========    =========    =========   =========
Basic earnings (loss) per share ..........................   $   (0.13)   $   (0.30)   $    0.00   $   (0.07)
Diluted earnings (loss) per share ........................   $   (0.13)   $   (0.30)   $    0.00   $   (0.07)
Stock price data
     High ................................................   $   17.81    $   12.50    $   10.02   $    7.54
     Low .................................................   $    6.81    $    5.06    $    3.75   $    3.33


                                                              FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000
                                                             -----------------------------------------------
                                                               FIRST       SECOND        THIRD      FOURTH
                                                              QUARTER      QUARTER      QUARTER     QUARTER
                                                             ---------    ---------    ---------   ---------
Revenues .................................................   $ 131,237    $ 194,086    $ 172,337   $ 156,790
Client interest expense ..................................      16,820       19,460       18,955      18,783
                                                             ---------    ---------    ---------   ---------
     Net revenues ........................................     114,417      174,626      153,382     138,007
Operating expenses .......................................      86,593       99,604       97,945      90,733
                                                             ---------    ---------    ---------   ---------
Operating margin .........................................      27,824       75,022       55,437      47,274
Advertising ..............................................      61,519       69,469       47,844      46,989
                                                             ---------    ---------    ---------   ---------
Income (loss) before income taxes ........................     (33,695)       5,553        7,593         285
Net income (loss) ........................................   $ (21,711)   $   3,202    $   4,598   $     286
                                                             =========    =========    =========   =========
Basic earnings (loss) per share ..........................   $   (0.12)   $    0.02    $    0.03   $    0.00
Diluted earnings (loss) per share ........................   $   (0.12)   $    0.02    $    0.03   $    0.00
Stock price data
     High ................................................   $   30.75    $   24.25    $   20.25   $   20.81
     Low .................................................   $   16.25    $   15.13    $   11.00   $   11.38


Quarterly amounts may not sum to year end totals due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2002 annual meeting of stockholders, to be held February 12, 2002, to be filed with the SEC pursuant to Regulation 14A within 120 days after September 28, 2001 (the "Proxy Statement").


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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

     1. Financial Statements
        See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA"

     2. Financial Statement Schedules
        Schedule I - Condensed Financial Information of Registrant (Parent Company Information) is included in 14(d) below.
        Schedule II - Valuation and Qualifying Accounts is included in 14(d) below.

     3. Exhibits

         2.1 Merger Agreement, dated as of June 30, 2000, among Ameritrade Holding Corporation, Financial Passport, Inc., OM Acquisition Sub I, Inc. and OnMoney Financial Services Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 11, 2000)

         2.2 Agreement and Plan of Merger, dated as of February 13, 2001, among Ameritrade Holding Corporation, TradeCast Inc., TC Merger Sub, Inc. and the Stockholders of TradeCast Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 12, 2001)

         2.3 Amendment No. 1 to Agreement and Plan of Merger, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed April 12, 2001)

         2.4 Amendment No. 2 to Agreement and Plan of Merger, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed April 12, 2001)

         2.5 Interest Purchase Agreement, dated as of February 13, 2001, among Ameritrade Holding Corporation, ForTradeCast L Partners, L.P. and ForTradeCast S Partners, L.P. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed April 12, 2001)

         2.6 Amendment No. 1 to Interest Purchase Agreement, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed April 12, 2001)

         2.7 Amendment No. 2 to Interest Purchase Agreement, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K filed April 12, 2001)

         2.8 Purchase Agreement, dated as of July 30, 2001, between National Discount Brokers Group, Inc. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 21, 2001)

         3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to
                  Exhibit 3.6 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

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

         4.3 Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.4 First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.5 Registration Rights Agreement dated August 4, 1999, between Ameritrade Holding Corporation and Goldman, Sachs & Co. and relating to the Company's 5.75% Convertible Subordinated Notes due August 1, 2004 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

         4.6 Registration Rights Agreement dated July 21, 2000, between Ameritrade Holding Corporation and J. Roderick Heller, III and Dennis Hooks as representatives of each stockholder of Financial Passport, Inc. (incorporated by reference to Exhibit
                  4.6 of the Company's Annual Report on Form 10-K filed on December 22, 2000)

         10.1 Broker Loan Pledge and Security Agreement, dated as of December 22, 1998, made by Advanced Clearing, Inc. in favor of The First National Bank of Chicago

         10.2 Master Broker Loan Note, dated as of December 22, 1998, made by Advanced Clearing, Inc. in favor of The First National Bank of Chicago

         10.3 First Amendment to Broker Loan Pledge and Security Agreement, dated as of January 14, 1999, made by Advanced Clearing, Inc. in favor of The First National Bank of Chicago

         10.4 Securities Clearing Agreement, dated as of January 28, 1997, between The Bank of New York and Ameritrade Clearing, Inc. (now known as Advanced Clearing, Inc.)

         10.5 Lease, dated as of February 3, 1998, between Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.24 of the Company's quarterly report on Form 10-Q filed on May 12, 1998)

         10.6 Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         10.7 Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by reference to
                  Exhibit 10.11 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         10.8 Agreement of Lease, dated July 28, 1999, between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)

         10.9 First Amendment to Lease, dated September 27, 1999 between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)

         10.10 Addendum to Lease, dated July 28, 1999 between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)

         10.11*   Employment Contract, dated as of March 24, 1999, between Jack
                  R. McDonnell and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q filed May 10, 1999)

         10.12*   Employment Contract, dated as of March 27, 2000, between John
                  R. MacDonald and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed May 15, 2000)

         10.13* Employment Agreement, dated as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on May 14, 2001)

         10.14* Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation

         10.15* Amended and Restated 1996 Long-Term Incentive Plan dated October 23, 1999 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)

         10.16* 1996 Directors Incentive Plan, as amended February 10, 1998. This plan supercedes plan filed February 7, 1997 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K and amendments thereto filed on December 21,
                  1998)

         10.17* Executive Deferred Compensation Program, dated as of October 1, 2000 and As Further Amended Through February 2001

         10.18 Amended and Restated Revolving Credit Agreement dated as of January 25, 2000 between Ameritrade Holding Corporation and the banks a party thereto (incorporated by reference to Exhibit 10.23 of the Company's quarterly report on Form 10-Q filed February 14, 2000)

         10.19 First Amendment to Amended and Restated Revolving Credit Agreement dated as of April 28, 2000 (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed August 14, 2000)

         10.20 Second Amendment to Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed December 20, 2000)

         10.21 Third Amendment to Amended and Restated Revolving Credit Agreement; Notice of Effective Date (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed August 13, 2001)

         10.22 Amended and Restated Stock Pledge Agreement (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed August 13, 2001)

         10.23 Second Amendment to Amended and Restated Stock Pledge Agreement (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed August 13, 2001)

         10.24    Fourth Amendment to Amended and Restated Revolving Credit
                  Agreement

         21.1     Subsidiaries of the Registrant

         23.1     Independent Auditors' Consent

     * Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this report.

(b) Reports on Form 8-K

On August 3, 2001, a Form 8-K was filed with the SEC under Item 5 and 7 announcing a purchase agreement to acquire National Discount Brokers Corporation.

On August 31, 2001, a Form 8-K/A was filed with the SEC under Items 5 and 7 updating financial information with respect to the TradeCast acquisition. The Form 8-K/A included the following financial statements:

o Unaudited Consolidated Condensed Financial Statements of TradeCast Investments Ltd. and Subsidiaries for the Three Months ended March 31, 2001 and 2000.

o Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Six Months Ended March 30, 2001.

On September 21, 2001, a Form 8-K was filed with the SEC under Items 2 and 7 reporting the acquisition of National Discount Brokers Corporation.

(d) Financial Statement Schedules

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

We have audited the consolidated financial statements of Ameritrade Holding Corporation and its subsidiaries (collectively, the "Company") as of September 28, 2001 and September 29, 2000 and for each of the three years in the period ended September 28, 2001 and have issued our report thereon dated October 23, 2001 (December 12, 2001, as to Note 6); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Ameritrade Holding Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
October 23, 2001

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                                 2001         2000
                                                                                               ---------    ---------
ASSETS

Cash and cash equivalents ..................................................................   $     757    $     248
Investments in subsidiaries ................................................................     410,079      321,878
Property and equipment - net of accumulated depreciation and
     amortization: 2000 - $10,046 ..........................................................          --       46,993
Investments ................................................................................      62,717      292,907
Other assets ...............................................................................       6,226       12,370
                                                                                               ---------    ---------
       Total assets ........................................................................   $ 479,779    $ 674,396
                                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities ..............................................   $  19,831    $  24,635
     Notes payable .........................................................................      70,145      275,000
     Deferred income taxes .................................................................      18,370      110,593
                                                                                               ---------    ---------
         Total liabilities .................................................................     108,346      410,228
                                                                                               ---------    ---------
Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $1 par value; 3,000,000 shares authorized, none issued ...............          --           --
     Common Stock, $0.01 par value:
         Class A - 270,000,000 shares authorized; 2001 - 198,922,132 shares
           issued; 2000 - 160,036,664 shares issued ........................................       1,990        1,600
         Convertible Class B - 18,000,000 shares authorized ;
           16,372,800 shares issued and outstanding ........................................         164          164
                                                                                               ---------    ---------
         Total Common Stock ................................................................       2,154        1,764

Additional paid in capital .................................................................     384,175       47,864
Retained earnings ..........................................................................     (49,507)      41,670
Treasury stock - Class A shares at cost: 2001 - 116,821 shares;
     2000 - 43,492 shares ..................................................................      (1,746)        (331)
Deferred compensation ......................................................................         215           --
Accumulated other comprehensive income .....................................................      36,142      173,201
                                                                                               ---------    ---------
        Total stockholders' equity .........................................................     371,433      264,168
                                                                                               ---------    ---------
        Total liabilities and stockholders' equity .........................................   $ 479,779    $ 674,396
                                                                                               =========    =========

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND
SEPTEMBER 24, 1999

IN THOUSANDS

                                                                     2001        2000        1999
                                                                    --------    --------    --------
Revenues:
  Interest revenue ..............................................   $  5,615    $    999    $    699
   Management fee ...............................................     44,607      49,554      20,570
   Other ........................................................          2          43          93
                                                                    --------    --------    --------
       Total revenues ...........................................     50,224      50,596      21,362

Expenses:
   Employee compensation and benefits ...........................     15,864      13,718      10,792
   Professional services ........................................      7,088      10,930      11,612
   Interest on borrowings .......................................     10,223      16,417       3,821
   Other ........................................................     15,526      13,211       7,526
                                                                    --------    --------    --------
       Total operating expenses .................................     48,701      54,276      33,751
                                                                    --------    --------    --------
       Operating income (loss) ..................................      1,523      (3,680)    (12,389)
Gain on sale of investment ......................................     (9,692)         --          --
Debt conversion expense .........................................     62,082          --          --
                                                                    --------    --------    --------
Loss before income taxes and equity in
   earnings of subsidiaries .....................................    (50,867)     (3,680)    (12,389)
Income tax benefit ..............................................    (19,660)     (1,271)     (4,485)
                                                                    --------    --------    --------
Loss before equity in earnings (loss) of subsidiaries ...........    (31,207)     (2,409)     (7,904)
Equity in earnings (loss) of subsidiaries .......................    (59,970)    (11,217)     19,443
                                                                    --------    --------    --------
Net income (loss) ...............................................   $(91,177)   $(13,626)   $ 11,539
                                                                    ========    ========    ========

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND
SEPTEMBER 24, 1999
IN THOUSANDS


                                                                                       2001         2000         1999
                                                                                    ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss) ............................................................   $ (91,177)   $ (13,626)   $  11,539
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Equity in (earnings) loss of subsidiaries ....................................      59,970       11,217      (19,443)
   Depreciation and amortization ................................................       4,635        6,687        2,225
   Deferred income taxes ........................................................     (48,407)        (554)       1,149
   Loss on disposal of property .................................................         973           --           --
   Gain on sale of investment ...................................................      (9,692)          --           --
   Changes in operating assets and liabilities:
     Other assets ...............................................................       7,117       (3,061)      (6,495)
     Accounts payable and accrued liabilities ...................................      (4,589)      14,366        5,754
                                                                                    ---------    ---------    ---------
       Net cash flows from operating activities .................................     (81,170)      15,029       (5,271)
                                                                                    ---------    ---------    ---------
Cash flows from investing activities:
   Cash paid in business combinations, net ......................................          --       (5,995)      (6,917)
   Investment in subsidiaries ...................................................      (1,545)    (263,981)    (131,976)
   Dividends from subsidiaries ..................................................     121,534      152,153       31,370
   Purchase of property and equipment ...........................................      (2,319)     (17,487)     (24,839)
   Proceeds from sale of investment .............................................      16,359           --           --
   Purchase of investments ......................................................        (176)      (6,936)          --
                                                                                    ---------    ---------    ---------
       Net cash flows from investing activities .................................     133,853     (142,246)    (132,362)
                                                                                    ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from notes payable ..................................................      74,900      160,000      294,000
   Principal payments on notes payable ..........................................    (127,400)     (85,000)    (105,000)
   Proceeds from exercise of stock options ......................................       1,431          531          507
   Purchase of treasury stock ...................................................      (1,257)        (269)          --
   Issuance of treasury stock ...................................................         152          262           66
                                                                                    ---------    ---------    ---------
       Net cash flows from financing activities .................................     (52,174)      75,524      189,573
                                                                                    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ............................         509      (51,693)      51,940
Cash and cash equivalents at beginning of period ................................         248       51,941            1
                                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of period ......................................   $     757    $     248    $  51,941
                                                                                    =========    =========    =========
Supplemental cash flow information:
   Interest paid ................................................................   $  12,250    $  14,292    $   2,258
   Income taxes paid (refunds received) .........................................   $  (7,134)   $  (9,361)   $  14,149
Noncash investing and financing activities:
   Property and equipment transferred to subsidiaries, net ......................   $ (43,704)   $      --    $      --
   Tax benefit on exercise of stock options .....................................   $     974    $   1,666    $   1,865
   Issuance of Common Stock in acquisition of subsidiaries ......................   $ 224,456    $  21,377    $      --
   Conversion of convertible notes to Class A Common Stock ......................   $ 152,355    $      --    $      --
   Deferred income taxes on debt conversion .....................................   $ (42,825)   $      --    $      --

SCHEDULE II

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND
SEPTEMBER 24, 1999

IN THOUSANDS


                                             Balance at     Charged to     Write-off       Balance at
                                            Beginning of    Costs and     of Doubtful        End of
                                               Period        Expenses       Accounts         Period
                                            ------------   ------------   ------------    ------------
Fiscal year ended September 28, 2001
    Allowance for doubtful accounts .....   $      4,017   $        711   $       (906)   $      3,822


Fiscal year ended September 29, 2000
    Allowance for doubtful accounts .....   $      2,916   $      3,637   $     (2,536)   $      4,017


Fiscal year ended September 24, 1999
    Allowance for doubtful accounts .....   $      1,040   $      2,155   $       (279)   $      2,916

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on the 21st day of December, 2001.


Ameritrade Holding Corporation


By: /s/ Joseph H. Moglia
   ---------------------
Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John R. MacDonald
   ----------------------
John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of December, 2001.

/s/ J. Joe Ricketts                                                  /s/ Thomas Y. Hartley
-------------------                                                  ---------------------
J. Joe Ricketts                                                      Thomas Y. Hartley
Chairman of the Board                                                Director

/s/ J. Peter Ricketts                                                /s/ Charles L. Marinaccio
---------------------                                                -------------------------
J. Peter Ricketts                                                    Charles L. Marinaccio
President - Private Client Division, Vice Chairman and Secretary     Director

/s/ Robert T. Slezak                                                 /s/ Mark L. Mitchell
--------------------                                                 --------------------
Robert T. Slezak                                                     Mark L. Mitchell
Director                                                             Director

/s/ Gene L. Finn                                                     /s/ John W. Ward
----------------                                                     ----------------
Gene L. Finn                                                         John W. Ward
Director                                                             Director


/s/ David W. Garrison
David W. Garrison
Director