Form 10-Q
period 2001-12-31
AMERITRADE HOLDING CORP
filed 2002-02-13
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2001

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

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

                                Yes (X)     No ( )

As of January 30, 2002, there were 215,912,056 outstanding shares of the registrant's common stock, consisting of 199,539,256 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX



                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
           Independent Accountants' Review Report                          3
           Balance Sheets                                                  4
           Statements of Operations                                        5
           Statements of Cash Flows                                        6
           Notes to Financial Statements                                   7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                              15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           (a) Exhibits                                                   15
           (b) Reports on Form 8-K                                        16


           Signatures                                                     17

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of December 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 23, 2001 (December 12, 2001, as to Note 6), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 28, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

February 11, 2002
Omaha, Nebraska

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (In thousands, except share amounts)

                                                                                       DECEMBER 31,    SEPTEMBER 28,
                                                                                           2001            2001
                                                                                       ------------    -------------
ASSETS

Cash and cash equivalents                                                              $    41,713      $    24,134
Cash and investments segregated in compliance with federal regulations                   2,425,956        2,044,257
Receivable from brokers, dealers and clearing organizations                                300,241          178,169
Receivable from clients and correspondents - net of allowance
   for doubtful accounts                                                                 1,287,848          971,823
Property and equipment - net of accumulated depreciation and
   amortization                                                                             77,695           83,671
Goodwill - net of accumulated amortization                                                 214,723          210,794
Acquired intangible assets - net of accumulated amortization                                14,872           15,067
Investments                                                                                 88,890           62,717
Other assets                                                                                64,310           63,239
                                                                                       -----------      -----------
       Total assets                                                                    $ 4,516,248      $ 3,653,871
                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to brokers, dealers and clearing organizations                              $   581,236      $   304,301
   Payable to clients and correspondents                                                 3,323,155        2,777,916
   Accounts payable and accrued liabilities                                                127,575          121,933
   Notes payable                                                                            12,500           22,500
   Convertible subordinated notes                                                           47,645           47,645
   Deferred income taxes                                                                    23,448            8,143
                                                                                       -----------      -----------
       Total liabilities                                                                 4,115,559        3,282,438
                                                                                       -----------      -----------
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $1 par value; 3,000,000 shares authorized, none issued                     -                -
   Common Stock, $0.01 par value:
       Class A - 270,000,000 shares authorized; Dec. 31, 2001 - 199,831,081 shares
            issued; Sept. 28, 2001 - 198,922,132 shares issued                               1,998            1,990
       Convertible Class B - 18,000,000 shares authorized; 16,372,800 shares
            issued and outstanding                                                             164              164
                                                                                       -----------      -----------
       Total Common Stock                                                                    2,162            2,154

Additional paid-in capital                                                                 388,733          384,175
Accumulated deficit                                                                        (40,503)         (49,507)
Treasury stock - Class A shares at cost (Dec. 31, 2001 - 292,639 shares;
   Sept. 28, 2001 - 116,821 shares)                                                         (2,649)          (1,746)
Deferred compensation                                                                        1,100              215
Accumulated other comprehensive income                                                      51,846           36,142
                                                                                       -----------      -----------
       Total stockholders' equity                                                          400,689          371,433
                                                                                       -----------      -----------
       Total liabilities and stockholders' equity                                      $ 4,516,248      $ 3,653,871
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

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (In thousands, except per share amounts)


                                                         THREE MONTHS ENDED
                                              ---------------------------------------
                                              DECEMBER 31, 2001     DECEMBER 31, 2000
                                              -----------------     -----------------
Revenues:
    Commissions and clearing fees                 $  65,659             $  82,081
    Interest revenue                                 29,126                61,376
    Other                                            16,500                 4,989
                                                  ---------             ---------
       Total revenues                               111,285               148,446

    Client interest expense                           3,095                17,524
                                                  ---------             ---------
       Net revenues                                 108,190               130,922
                                                  ---------             ---------
Operating expenses:
    Employee compensation and benefits               32,925                39,372
    Communications                                    9,960                 8,990
    Occupancy and equipment costs                    13,566                16,205
    Depreciation and amortization                     6,737                 8,120
    Professional services                             7,290                17,478
    Interest on borrowings                            1,826                 4,682
    Other                                             6,066                 9,748
                                                  ---------             ---------
       Total operating expenses                      78,370               104,595
                                                  ---------             ---------
       Operating margin                              29,820                26,327

Advertising                                          14,580                63,489
                                                  ---------             ---------
Income (loss) before income taxes                    15,240               (37,162)
Income tax expense (benefit)                          6,237               (14,130)
                                                  ---------             ---------
Net income (loss)                                 $   9,003             $ (23,032)
                                                  =========             =========

Basic earnings (loss) per share                   $    0.04             $   (0.13)
Diluted earnings (loss) per share                 $    0.04             $   (0.13)

Weighted average shares outstanding - basic         215,538               176,558
Weighted average shares outstanding - diluted       216,397               176,558

            See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)

                                                                                                  THREE MONTHS ENDED
                                                                                        --------------------------------------
                                                                                        DECEMBER 31, 2001    DECEMBER 31, 2000
                                                                                        -----------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                                                        $   9,003            $ (23,032)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation and amortization                                                            6,539                7,097
       Deferred income taxes                                                                    5,538              (11,977)
       Loss on disposal of property                                                               193                  618
       Amortization of goodwill and intangible assets                                             197                1,021
       Changes in operating assets and liabilities:
          Cash and investments segregated in compliance with federal regulations             (381,699)            (856,531)
          Brokerage receivables                                                              (438,097)             909,361
          Other assets                                                                         (2,878)               5,227
          Brokerage payables                                                                  822,174              (55,869)
          Accounts payable and accrued liabilities                                              9,232               37,784
                                                                                            ---------            ---------
              Net cash flows from operating activities                                         30,202               13,699
                                                                                            ---------            ---------
Cash flows from investing activities:
   Purchase of property and equipment                                                          (1,289)             (14,520)
   Proceeds from sale of property and equipment                                                   533                  -
   Cash paid in business combinations, net                                                     (1,913)                 -
   Purchase of investments                                                                        -                   (165)
                                                                                            ---------            ---------
              Net cash flows from investing activities                                         (2,669)             (14,685)
                                                                                            ---------            ---------
Cash flows from financing activities:
   Principal payments on notes payable                                                        (10,000)             (58,000)
   Proceeds from exercise of stock options and other                                               64                  405
   Purchase of treasury stock                                                                     (18)                 -
   Issuance of treasury stock                                                                     -                    137
                                                                                            ---------            ---------
              Net cash flows from financing activities                                         (9,954)             (57,458)
                                                                                            ---------            ---------
Net increase (decrease) in cash and cash equivalents                                           17,579              (58,444)

Cash and cash equivalents at beginning of period                                               24,134              122,351
                                                                                            ---------            ---------
Cash and cash equivalents at end of period                                                  $  41,713            $  63,907
                                                                                            =========            =========

Supplemental cash flow information:
   Interest paid                                                                            $   4,306            $  24,348
   Income taxes paid (refunds received)                                                     $     675            $  (7,609)

Noncash investing and financing activities:
   Tax benefit on exercise of stock options                                                 $      25            $     869
   Issuance of common stock in acquisition of subsidiaries                                  $   3,553            $   2,792

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 28, 2001.

Certain items in prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.


2.   BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on September 29, 2001. The Company will complete its transitional impairment test of goodwill under SFAS No. 142 during the Company's second fiscal quarter of 2002, upon determination of its reportable operating segments, if any (see Note 8).

In accordance with SFAS No. 142, the Company discontinued goodwill amortization effective September 29, 2001. The following table presents pro forma financial information assuming that amortization expense associated with goodwill was excluded for the three months ended December 31:


                                                    2001          2000
                                                 ---------     ---------
NET INCOME (LOSS):

Net income (loss), as reported                   $   9,003     $ (23,032)
Goodwill amortization                                  -           1,021
Tax benefit of goodwill amortization                   -             (34)
                                                 ---------     ---------
Adjusted net income (loss)                       $   9,003     $ (22,045)
                                                 =========     =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share, as reported           $    0.04     $   (0.13)
Goodwill amortization                                  -            0.01
Tax benefit of goodwill amortization                   -             -
                                                 ---------     ---------
Adjusted earnings (loss) per share               $    0.04     $   (0.12)
                                                 =========     =========

On December 5, 2001, the Company issued 599,264 shares of its Class A Common Stock with a fair value of approximately $3.6 million in connection with its May 25, 2000 acquisition of Ten Bagger, Inc. ("Ten Bagger"), which developed the stock analysis tool, The BigEasy Investor(TM). These shares represent the third and final post-closing payment required under the purchase agreement during the 18-month period following the acquisition date.

The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2001:


Balance as of September 28, 2001                                 $ 210,794

  Goodwill acquired during period                                    2,099
  Reclassification of intangible assets that do not
     meet the criteria for recognition apart from goodwill           1,830
                                                                 ---------
Balance as of December 31, 2001                                  $ 214,723
                                                                 =========

Accumulated amortization on acquired intangible assets was $0.3 million and $0.1 million at December 31, 2001 and September 28, 2001, respectively. Amortization expense on acquired intangible assets was $0.2 million for the three months ended December 31, 2001. The Company expects amortization expense on acquired intangible assets to be $0.6 million for the remainder of fiscal 2002 and $0.8 million for each of the five succeeding fiscal years.


3.   INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. ("Knight"), representing approximately six percent of Knight's outstanding shares. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of December 31, 2001 and September 28, 2001, the Company's investment in Knight was valued at $87.1 million and $61.0 million, respectively. The Company's cost basis is $0.7 million; therefore the gross unrealized gain was $86.4 million and $60.3 million at December 31, 2001 and September 28, 2001, respectively.

As of December 31, 2001, the Company had pledged 4.0 million shares of its Knight common stock to support its obligations under a revolving credit agreement (see Note 5) and had also pledged approximately 0.9 million shares of its Knight common stock as collateral under an equity index swap arrangement related to the Company's deferred compensation plan for its Chief Executive Officer. The remaining 3.0 million shares not pledged as collateral are available for use as collateral on other potential loan agreements or for other corporate purposes.


4.   RESTRUCTURING AND EXIT LIABILITIES

The following is a summary of activity in the Company's restructuring and acquisition exit cost liabilities for the three months ended December 31, 2001:


                                                           PAID AND
                                         BALANCE AT     CHARGED AGAINST    BALANCE AT
RESTRUCTURING LIABILITIES:             SEPT. 28, 2001      LIABILITY      DEC. 31, 2001
-----------------------------------    --------------   ---------------   -------------
Employee compensation and benefits        $   975          $  (365)          $   610 (1)
Occupancy and equipment costs              11,323           (1,551)            9,772 (2)
Professional services                       2,430             (511)            1,919 (2)
Other                                       4,239             (204)            4,035 (2)
                                          -------          -------           -------
   Total restructuring liabilities        $18,967          $(2,631)          $16,336
                                          =======          =======           =======

NDB.COM EXIT LIABILITIES:
-----------------------------------

Employee compensation and benefits        $ 6,399          $(3,104)          $ 3,295 (1)
Communications                              1,551           (1,029)              522 (3)
Occupancy and equipment costs               1,164             (705)              459 (3)
Other                                       2,010           (2,010)              -
                                          -------          -------           -------
   Total NDB.com exit liabilities         $11,124          $(6,848)          $ 4,276
                                          =======          =======           =======

(1)  The Company expects to pay remaining severance costs during fiscal 2002.
(2) The Company expects to utilize the remaining liability over the respective lease periods through fiscal 2005.
(3) The Company expects to pay remaining NDB.com communications and occupancy costs during fiscal 2002.

5.   NOTES PAYABLE

On December 28, 2001, the Company entered into an amended and restated revolving credit agreement. The revolving credit agreement, as amended, permits borrowings up to $20 million through December 27, 2002, and is secured primarily by 4.0 million shares of the Company's Knight common stock (see Note 3) and the Company's stock in its subsidiaries. The Company may borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeds 80 percent of the fair market value of the pledged Knight stock, the Company is required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of (i) the national prime rate or (ii) 90-day LIBOR plus 2.5 percent, subject to a minimum rate of 5.0 percent. At December 31, 2001, the interest rate on this borrowing was 5.0 percent. The Company also pays a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. The Company had outstanding indebtedness under the revolving credit agreement of $12.5 million at December 31, 2001 and outstanding indebtedness under the prior revolving credit agreement of $22.5 million at September 28, 2001. In January 2002, the Company repaid the remaining $12.5 million of its outstanding indebtedness under the revolving credit agreement. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends. The Company was in compliance with or has obtained waivers for all covenants under the revolving agreement for all periods presented in the condensed consolidated financial statements.


6.   NET CAPITAL

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $93.8 million and $60.2 million as of December 31, 2001 and September 28, 2001, respectively, which exceeded aggregate minimum net capital requirements by $65.4 million and $38.8 million, respectively. Subsidiary net capital in the amount of $28.4 million and $21.4 million as of December 31, 2001 and September 28, 2001, respectively, was not available for transfer to Ameritrade Holding Corporation.


7.   COMMITMENTS AND CONTINGENCIES

Legal - In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The court granted summary judgment for the Company on January 2, 2002. The plaintiffs have filed a notice of appeal.

The Company and its subsidiaries are parties to a number of other legal actions. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, would materially affect the Company's results of operations or its financial position.

Letters of Credit - Letters of credit in the amount of $113 million and $105 million as of December 31, 2001 and September 28, 2001, respectively, have been issued by several financial institutions on behalf of Advanced Clearing, Inc. ("Advanced Clearing"), the Company's wholly-owned securities clearing subsidiary. (Effective January 2, 2002, the Company consolidated six of its other broker-dealer subsidiaries into Advanced Clearing, and changed the name of Advanced Clearing to Ameritrade, Inc.) The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. Ameritrade, Inc. pays a maintenance fee of 0.25 to 0.45 percent of the issued amount for the letters of credit. In addition, the same financial institutions may make loans to Ameritrade, Inc. if requested under note agreements. Ameritrade, Inc. has pledged client securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of December 31, 2001 and September 28, 2001, no amounts were outstanding under the note agreements.

General Contingencies - In the ordinary course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Ameritrade, Inc.'s client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose Ameritrade, Inc. to off-balance-sheet credit risk in the event the clients are unable to fulfill their contracted obligations.

Ameritrade, Inc.'s client securities activities are transacted on either a cash or margin basis. In margin transactions, Ameritrade, Inc. extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, Ameritrade, Inc. also executes and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin related transactions may expose Ameritrade, Inc. to off-balance-sheet risk in the event each client's assets are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, Ameritrade, Inc. may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client's obligations.

Ameritrade, Inc. seeks to control the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. Ameritrade, Inc. monitors required margin levels daily and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

Ameritrade, Inc. borrows and loans securities both to cover short sales and to complete client transactions in the event that a client fails to deliver or receive securities by the required date. Securities borrowed and securities loaned transactions are reported as collateralized financings except where other securities are used as collateral. Securities borrowed transactions require Ameritrade, Inc. to deposit cash with the lender. With respect to securities loaned, Ameritrade, Inc. receives all collateral in the form of cash in an amount generally in excess of the market value of securities loaned. Failure to maintain levels of cash deposits or pledged securities at all times at least equal to the value of the related securities can subject Ameritrade, Inc. to risk of loss. Ameritrade, Inc. monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.

As of December 31, 2001, client margin securities of approximately $1.8 billion and stock borrowings of approximately $286 million were available to Ameritrade, Inc. to utilize as collateral on various borrowings or for other purposes. Ameritrade, Inc. had sold or repledged approximately $536 million of that collateral as of December 31, 2001.

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


8.   SEGMENT INFORMATION

On June 27, 2001, the Company announced a reorganization of its corporate and management structure. The new structure created two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings, tailored to specific clients and their respective investing and trading preferences. OnMoney, the Company's personal financial management subsidiary, which was previously considered a reportable business segment, became a product offering supporting the two business units. During the remainder of fiscal 2001 and first quarter of fiscal 2002, the Company operated in one reportable business segment as the new organizational structure was implemented. In connection with the reorganization, the Company is developing a new management financial reporting structure. The Company will reevaluate its segment reporting in light of the new reporting structure upon its completion, which is expected during the second quarter of fiscal 2002. The Company anticipates that the new reporting structure may result in two reportable business segments.

9.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                                           THREE MONTHS ENDED
                                                                 -------------------------------------
                                                                 DECEMBER 31, 2001   DECEMBER 31, 2000
                                                                 -----------------   -----------------
Net income (loss)                                                    $   9,003           $ (23,032)

Other comprehensive income (loss)
    Net unrealized holding gains (losses) on investment
    securities available-for-sale arising during the period             26,173            (174,436)

    Adjustment for deferred income taxes                               (10,469)             68,030
                                                                     ---------           ---------
Total other comprehensive income (loss), net of tax                     15,704            (106,406)
                                                                     ---------           ---------
Comprehensive income (loss)                                          $  24,707           $(129,438)
                                                                     =========           =========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 2001. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; trading volumes in excess of our capacity; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and the other risks and uncertainties set forth under the heading "Risk Factors" in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 2001.

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding average commission and clearing fees per trade; our expectations regarding growth of net interest revenue; our estimation of annualized employee compensation and benefits savings; our expectation regarding the growth in communication expenses; our expected amount of advertising expenses; our estimation of savings in annualized cash interest payments on the convertible subordinated notes; and our anticipated capital and liquidity needs and our plans to finance such needs.

Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the fiscal year ended September 28, 2001. In the opinion of management, we do not have any critical accounting policies which involve unusually difficult, subjective or complex judgments.

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation and its operating subsidiaries.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

NET REVENUES. Commissions and clearing fees decreased 20 percent to $65.7 million in the first quarter of fiscal 2002 from $82.1 million in the first quarter of fiscal 2001. This decrease was primarily attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 23 percent to 86,000 in the first quarter of fiscal 2002 from 111,000 in the first quarter of fiscal 2001. Clients averaged approximately three trades per account during the first quarter of fiscal 2002, compared to approximately 5 trades per account during the first quarter of fiscal 2001. The decreased volume per account was partially offset by a significant increase in client accounts resulting from the substantial advertising expenditures made by us during the past few years, and 215,000 core accounts added during the fourth quarter of fiscal 2001 through our acquisition of National Discount Brokers Corporation ("NDB.com"). Client accounts increased to approximately 1,829,000 at December 31, 2001 from approximately 1,356,000 at December 31, 2000. Commissions and clearing fees per trade increased slightly to $11.93 in the first quarter of fiscal 2002 from $11.77 in the first quarter of fiscal 2001. This increase was due primarily to increased option trading by our clients, which generates higher commissions than equity trades, and the addition of the NDB.com accounts which became part of our Ameritrade Plus(TM) product offering. These increases were partially offset by lower payment for order flow revenues. We expect our client segmentation strategy, which includes the Ameritrade Plus and Ameritrade Pro(TM) products, to continue to help mitigate the downward pressure on commissions and clearing fees per trade from lower payment for order flow revenues and other factors.

Net interest revenue (interest revenue less client interest expense) decreased 41 percent to $26.0 million in the first quarter of fiscal 2002 from $43.9 million in the first quarter of fiscal 2001. This decrease was due primarily to a decrease of 56 percent in average client and correspondent receivables, a decrease of approximately 320 basis points in the average interest rate charged on such receivables, and an increase of 17 percent in average amounts payable to clients and correspondents in the first quarter of fiscal 2002 from the first quarter of fiscal 2001. These factors were partially offset by a 257 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of approximately 240 basis points in the average interest rate paid on client and correspondent payables in the first quarter of fiscal 2002 from the first quarter of fiscal 2001. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased to $16.5 million in the first quarter of fiscal 2002 from $5.0 million in the first quarter of fiscal 2001, due primarily to the implementation during the second half of fiscal 2001 of a $2 per transaction fee for paper confirmations and a $15 per quarter fee on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase. We acquired TradeCast effective April 2, 2001.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense decreased 16 percent to $32.9 million in the first quarter of fiscal 2002 from $39.4 million in the first quarter of fiscal 2001, due primarily to the effect of staff reductions during fiscal 2001. Full-time equivalent employees decreased 35 percent to 1,737 at the end of December 2001 from 2,676 at the end of December 2000. Through staff reductions during fiscal 2001, we estimate we will achieve approximately $25 million in annualized employee compensation and benefits savings.

Communications expense increased 11 percent to $10.0 million in the first quarter of fiscal 2002 compared to $9.0 million in the first quarter of fiscal 2001, due primarily to additional communication expenses for TradeCast. Communication expenses are expected to increase at a slower rate than accounts and transactions processed, as the lower-cost Internet continues to be the predominant communication channel with our clients. We implemented electronic confirmations and statements during fiscal 2001, which we expect will further slow the growth of communications expense.

Occupancy and equipment costs decreased 16 percent to $13.6 million in the first quarter of fiscal 2002 from $16.2 million in the first quarter of fiscal 2001. This decrease was due primarily to the effect of our facilities consolidation and related restructuring charge in the fourth quarter of fiscal 2001, partially offset by additional occupancy and equipment costs in Houston, Texas related to TradeCast.

Depreciation and amortization decreased 17 percent to $6.7 million in the first quarter of fiscal 2002 from $8.1 million in the first quarter of fiscal 2001, due primarily to the discontinuation of goodwill amortization upon our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in the first quarter of fiscal 2002. The effect of the facilities consolidation and resulting restructuring charge in the fourth quarter of fiscal 2001 also contributed to the decrease.

Professional services expense decreased 58 percent to $7.3 million in the first quarter of fiscal 2002 from $17.5 million in the first quarter of fiscal 2001. This decrease was primarily due to decreased usage of marketing and technology consulting services during the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001.

Interest on borrowings decreased 62 percent to $1.8 million in the first quarter of fiscal 2002, from $4.7 million in the first quarter of fiscal 2001, due to the conversion of $152.4 million of convertible subordinated notes in February 2001 and lower average interest rates and borrowings on our revolving credit agreements. As a result of the debt conversion, we will save approximately $8.8 million in annualized cash interest payments on the convertible subordinated notes.

Other operating expenses decreased 37 percent to $6.1 million in the first quarter of fiscal 2002 from $9.7 million in the first quarter of fiscal 2001, primarily due to lower transaction processing volumes and the implementation of electronic statements and confirmations as an option for our clients.

Advertising expenses decreased 77 percent to $14.6 million in the first quarter of fiscal 2002 from $63.5 million in the first quarter of fiscal 2001. The reduced level of advertising expenditures was principally due to adverse stock market conditions and lower media costs due to the slow economy. We have budgeted approximately $55 to $70 million for advertising for the remainder of fiscal 2002.

Income tax expense was $6.2 million in the first quarter of fiscal 2002 compared to income tax benefit of $14.1 million in the first quarter of fiscal 2001. The effective income tax rate in the first quarter of fiscal 2002 increased to approximately 41 percent compared to approximately 38 percent in the first quarter of fiscal 2001, due primarily to nondeductible items, which have the effect of increasing the effective rate during periods of profitability and decreasing the effective rate during periods of losses.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed the Company primarily through the use of funds generated from operations and from borrowings under our credit agreements. Our liquidity needs during the first three months of fiscal 2002 were financed primarily by operating cash flows. We plan to finance our capital and liquidity needs for the remainder of fiscal 2002 primarily from our operating cash flows and borrowings on our revolving credit facility. In addition, we may issue equity or debt securities. We may also consider selling, or entering into a forward contract to sell, some or all of our interest in Knight Trading Group, Inc. ("Knight").

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

Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1, but takes account of, among other things, each broker-dealer's "net debit items" which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. Historically, we have utilized our revolving credit facility as a mechanism to provide additional capital as needed to meet net capital requirements, and the balance on our revolving credit facility often has fluctuated significantly from period to period due to changes in our net capital requirements.

CASH FLOW

Cash provided by operating activities was $30.2 million in the first quarter of fiscal 2002, compared to $13.7 million in the first quarter of fiscal 2001. The increase in cash provided by operations during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily due to the substantial reduction in advertising expenditures and a higher operating margin compared to the same period of the previous year.

Cash used in investing activities was $2.7 million in the first quarter of fiscal 2002, compared to $14.7 million in the first quarter of fiscal 2001, due primarily to substantially lower capital expenditures during the first quarter of fiscal 2002 compared to the same period of the previous year.

Cash used in financing activities was $10.0 million in the first quarter of fiscal 2002, compared to $57.5 million in the first quarter of fiscal 2001. The financing activities in both periods consisted primarily of net repayments on our loan agreements (see "Loan Agreement").

LOAN AGREEMENT

On December 28, 2001, we entered into an amended and restated revolving credit agreement. The revolving credit agreement, as amended, permits borrowings up to $20 million through December 27, 2002, and is secured primarily by 4.0 million shares of our Knight common stock and our stock in our subsidiaries. We may borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeds 80 percent of the fair market value of the pledged Knight stock, we are required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of (i) the national prime rate or (ii) 90-day LIBOR plus
2.5 percent, subject to a minimum rate of 5.0 percent. At December 31, 2001, the interest rate on this borrowing was 5.0 percent. We also pay a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. We had outstanding indebtedness under the revolving credit agreement of $12.5 million at December 31, 2001 and outstanding indebtedness under the prior revolving credit agreement of $22.5 million at September 28, 2001. In January 2002, we repaid the remaining $12.5 million of our outstanding indebtedness under the revolving credit agreement.

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

In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. As of December 31, 2001, the Company had approximately $47.6 million of the 5.75 percent convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Class A Common Stock.

OTHER CONTRACTUAL OBLIGATIONS

We are obligated to pay our Chief Executive Officer ("CEO") $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million amount, pursuant to our employment agreement with the CEO. Such payment will be made not sooner than the day after the CEO's employment with the Company terminates. At December 31, 2001 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

As of December 31, 2001, our obligations under operating leases had not changed significantly from the amounts disclosed in our consolidated financial statements as of September 28, 2001.


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

We seek to control the risks associated with our client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary.

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. Such funds totaled $2.4 billion at December 31, 2001 and $2.0 billion at September 28, 2001. We invest such funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed by short-term interest bearing liabilities totaling $3.3 billion at December 31, 2001 and $2.8 billion at September 28, 2001 in the form of client cash balances. At December 31, 2001, we had an additional $60.1 million of interest bearing indebtedness outstanding, consisting of $47.6 million of convertible subordinated notes, which bear interest at a fixed rate of 5.75 percent, and $12.5 million under our revolving credit agreement, which bears interest at a floating rate. At September 28, 2001, we had $70.1 million of other interest bearing indebtedness outstanding, consisting of $47.6 million of convertible subordinated notes and $22.5 million under our revolving credit agreement. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management. Our annual interest payments on our revolving credit agreement would increase or decrease by approximately $125,000 for each one percent change in interest rates based on the amount outstanding at December 31, 2001.

We hold a marketable equity security, which is recorded at fair value of $87.1 million ($52.6 million net of tax) at December 31, 2001 and has exposure to market price risk. The same security was recorded at fair value of $61.0 million ($36.9 million net of tax) at September 28, 2001. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $8.7 million at December 31, 2001. Actual results may differ.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments. At December 31, 2001 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.


PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The court granted summary judgment for the Company on January 2, 2002. The plaintiffs have filed a notice of appeal.

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


ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 5, 2001, the Company issued 599,264 shares of its Class A Common Stock with a fair value of approximately $3.6 million in connection with its May 25, 2000 acquisition of Ten Bagger, Inc. ("Ten Bagger"). These shares represent the third and final post-closing payment required under the purchase agreement during the 18-month period following the acquisition date. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Such shares were issued to the 19 former shareholders of Ten Bagger.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to Exhibit
          3.6 of the Company's quarterly report on Form 10-Q filed on August 9,
          1999)

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

     10.1 Amended and Restated Revolving Credit Agreement dated as of December 28, 2001, among Ameritrade Holding Corporation and First National Bank of Omaha

     10.2 Amended and Restated Stock Pledge Agreement dated as of December 28, 2001, among Ameritrade Holding Corporation and First National Bank of Omaha

     15.1 Independent accountants' awareness letter

(b)  REPORTS ON FORM 8-K:

          On November 20, 2001, a Form 8-K/A was filed under Item 7 presenting the financial information related to the Company's acquisition of all the shares of common stock of National Discount Brokers Corporation. The Form 8-K/A included the following financial statements:

          - Unaudited Condensed Financial Statements of National Discount Brokers Corporation for the six months ended June 30, 2001 and 2000
          - Audited Financial Statements and Schedules of National Discount Brokers Corporation as of December 31, 2000 and for the seven months then ended with accompanying Independent Auditors' Report
          - Audited Financial Statements and Schedules of National Discount Brokers Corporation as of May 31, 2000 and for the year then ended with accompanying Report of Independent Accountants
          - Audited Financial Statements and Schedules of Triak Services Corp. (predecessor of National Discount Brokers Corporation) as of May 31, 1999 and for the year then ended with accompanying Report of Independent Accountants
          - Audited Financial Statements and Schedules of Triak Services Corp. (predecessor of National Discount Brokers Corporation) as of May 31, 1998 and for the year then ended with accompanying Independent Auditors' Report
          - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Balance Sheet as of June 29, 2001
          - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended September 29, 2000
          - Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended June 29, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 13, 2002

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