Form 10-Q
period 2002-03-29
AMERITRADE HOLDING CORP
filed 2002-05-06
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 29, 2002

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

                                 Yes (X) No ( )

As of April 30, 2002, there were 216,336,071 outstanding shares of the registrant's common stock, consisting of 199,963,271 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX



                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Independent Accountants' Review Report                             3
         Balance Sheets                                                     4
         Statements of Operations                                           5
         Statements of Cash Flows                                           6
         Notes to Financial Statements                                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        17


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         (a) Exhibits                                                      19
         (b) Reports on Form 8-K                                           19


         Signatures                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of March 29, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 29, 2002 and March 30, 2001 and cash flows for the six-month periods ended March 29, 2002 and March 30, 2001. These financial statements are the responsibility of the Company's management.

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

May 3, 2002
Omaha, Nebraska

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (In thousands, except share amounts)



                                                                 MARCH 29,     SEPTEMBER 28,
                                                                   2002           2001
                                                                -----------    ------------
ASSETS
Cash and cash equivalents                                       $    27,874    $    24,134
Cash and investments segregated in
  compliance with federal regulations                             2,560,097      2,044,257
Receivable from brokers, dealers and
  clearing organizations                                            553,333        178,169
Receivable from clients and correspondents - net of allowance
  for doubtful accounts                                           1,325,543        971,823
Property and equipment - net of accumulated depreciation and
  amortization                                                       68,340         83,671
Goodwill - net of accumulated amortization                          216,161        210,794
Acquired intangible assets - net of accumulated amortization         14,689         15,067
Investments                                                          58,209         62,717
Other assets                                                         75,657         63,239
                                                                -----------    -----------
      Total assets                                              $ 4,899,903    $ 3,653,871
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Payable to brokers, dealers and clearing organizations        $ 1,020,411    $   304,301
  Payable to clients and correspondents                           3,295,684      2,777,916
  Accounts payable and accrued liabilities                          138,802        121,933
  Notes payable                                                        --           22,500
  Convertible subordinated notes                                     47,645         47,645
  Deferred income taxes                                              13,031          8,143
                                                                -----------    -----------
      Total liabilities                                           4,515,573      3,282,438
                                                                -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $1 par value;
    3,000,000 shares authorized, none issued                           --             --
  Common Stock, $0.01 par value:
    Class A - 370,000,000 shares authorized;
    Mar. 29, 2002 - 199,558,044 shares issued;
    Sept. 28, 2001 - 198,922,132 shares issued                        1,999          1,990
    Convertible Class B - 25,000,000 shares authorized;
    16,372,800 shares issued and outstanding                            164            164
                                                                -----------    -----------
      Total Common Stock                                              2,163          2,154

Additional paid-in capital                                          388,833        384,175
Accumulated deficit                                                 (38,557)       (49,507)
Treasury stock - Class A shares at cost
  (Mar. 29, 2002 - 291,825 shares;
  Sept. 28, 2001 - 116,821 shares)                                   (2,647)        (1,746)
Deferred compensation                                                 1,100            215
Accumulated other comprehensive income                               33,438         36,142
                                                                -----------    -----------
      Total stockholders' equity                                    384,330        371,433
                                                                -----------    -----------
      Total liabilities and stockholders' equity                $ 4,899,903    $ 3,653,871
                                                                ===========    ===========


           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (In thousands, except per share amounts)



                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                ---------------------------------    --------------------------------
                                                MARCH 29, 2002     MARCH 30, 2001    MARCH 29, 2002    MARCH 30, 2001
                                                --------------     --------------    --------------    --------------
Revenues:
  Commissions and clearing fees                 $  63,789           $ 76,378           $ 129,448         $  158,459
  Interest revenue                                 27,647             52,287              56,773            113,663
  Other                                            17,873              5,141              34,373             10,130
                                                ---------          ---------          ----------         ----------
    Total revenues                                109,309            133,806             220,594            282,252
  Client interest expense                           2,573             14,819               5,668             32,344
                                                ---------          ---------          ----------         ----------
    Net revenues                                  106,736            118,987             214,926            249,908
                                                ---------          ---------          ----------         ----------
Operating expenses:
  Employee compensation and benefits               33,659             42,295              66,584             81,667
  Communications                                    8,902             10,703              18,862             19,693
  Occupancy and equipment costs                    14,733             15,882              28,298             32,087
  Depreciation and amortization                     7,054              7,236              13,791             15,355
  Professional services                             9,212             15,949              16,502             33,427
  Interest on borrowings                            1,065              2,856               2,891              7,537
  Other                                             6,341              8,461              12,407             18,210
                                                ---------          ---------          ----------         ----------
    Total operating expenses                       80,966            103,382             159,335            207,976
                                                ---------          ---------          ----------         ----------

    Operating margin                               25,770             15,605              55,591             41,932

Advertising                                        22,342             44,343              36,922            107,832
Debt conversion expense                              --               62,082                --               62,082
                                                ---------          ---------          ----------         ----------
Income (loss) before income taxes                   3,428            (90,820)             18,669           (127,982)
Income tax expense (benefit)                        1,481            (36,629)              7,719            (50,759)
                                                ---------          ---------          ----------         ----------
Net income (loss)                               $   1,947          $ (54,191)         $   10,950         $  (77,223)
                                                =========          =========          ==========         ==========

Basic earnings (loss) per share                 $    0.01          $   (0.30)         $     0.05         $    (0.43)
Diluted earnings (loss) per share               $    0.01          $   (0.30)         $     0.05         $    (0.43)

Weighted average shares outstanding - basic       215,917            179,462             215,722            179,378
Weighted average shares outstanding - diluted     216,890            179,462             216,631            179,378



           See notes to condensed consolidated financial statements.

                 Ameritrade Holding Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)



                                                                                             SIX MONTHS ENDED
                                                                                     ------------------------------
                                                                                     MARCH 29, 2002  MARCH 30, 2001
                                                                                     --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                                                   $    10,950    $   (77,223)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization                                                          13,411         13,319
    Deferred income taxes                                                                   6,691        (48,728)
    Loss on disposal of property                                                              216          1,469
    Amortization of goodwill and intangible assets                                            380          2,033
    Changes in operating assets and liabilities:
      Cash and investments segregated in compliance with federal regulations             (515,840)    (1,446,077)
      Brokerage receivables                                                              (728,884)     1,324,093
      Other assets                                                                        (14,149)        19,830
      Brokerage payables                                                                1,233,878        133,055
      Accounts payable and accrued liabilities                                             24,032          4,862
                                                                                      -----------    -----------
        Net cash flows from operating activities                                           30,685        (73,367)
                                                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                       (1,653)       (22,502)
  Proceeds from sale of property and equipment                                                632           --
  Cash paid in business combinations, net                                                  (3,560)          --
  Purchase of investments                                                                    --             (165)
                                                                                      -----------    -----------
        Net cash flows from investing activities                                           (4,581)       (22,667)
                                                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable                                                                --           74,900
  Principal payments on notes payable                                                     (22,500)       (75,000)
  Proceeds from exercise of stock options and other                                           154            447
  Purchase of treasury stock                                                                  (18)          --
  Issuance of treasury stock                                                                 --              142
                                                                                      -----------    -----------
        Net cash flows from financing activities                                          (22,364)           489
                                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                                        3,740        (95,545)

Cash and cash equivalents at beginning of period                                           24,134        122,351
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $    27,874    $    26,806
                                                                                      ===========    ===========

Supplemental cash flow information:
  Interest paid                                                                       $     8,376    $    52,296
  Income taxes paid (refunds received)                                                $       991    $    (7,056)

Noncash investing and financing activities:
  Tax benefit on exercise of stock options                                            $        37    $       917
  Issuance of common stock in acquisition of subsidiaries                             $     3,553    $     2,792
  Conversion of convertible notes to Class A common stock                             $      --          152,355
  Deferred income taxes on debt conversion                                            $      --          (42,825)



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

2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on September 29, 2001. The Company completed its transitional impairment test of goodwill under SFAS No. 142 during the Company's second fiscal quarter of 2002. No impairment charges resulted from the transitional impairment test.

In accordance with SFAS No. 142, the Company discontinued goodwill amortization effective September 29, 2001. The following table presents pro forma financial information assuming that amortization expense associated with goodwill was excluded for the periods indicated:


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                               -----------------------    --------------------------
                                               MARCH 29,     MARCH 30,      MARCH 29,      MARCH 30,
                                                 2002           2001          2002           2001
                                               ----------    ---------    -----------    -----------
NET INCOME (LOSS):

Net income (loss), as reported                 $    1,947    $(54,191)    $   10,950      $(77,223)
Goodwill amortization                                --         1,012           --           2,033
Tax benefit of goodwill amortization                 --           (36)          --             (72)
                                               ----------    --------     ----------      --------
Adjusted net income (loss)                     $    1,947    $(53,215)    $   10,950      $(75,262)
                                               ==========    ========     ==========      ========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share, as reported         $     0.01    $  (0.30)    $     0.05      $  (0.43)
                                               ==========    ========     ==========      ========

Adjusted earnings (loss) per share             $     0.01    $  (0.30)    $     0.05      $  (0.42)
                                               ==========    ========     ==========      ========


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

The following table summarizes changes in the carrying amount of goodwill for the six months ended March 29, 2002:


                                        PRIVATE     INSTITUTIONAL
                                         CLIENT         CLIENT         TOTAL
                                        --------    -------------     --------

Balance as of September 28, 2001        $205,474      $  5,320        $210,794
Goodwill acquired during period            3,443            55           3,498
Reclassification of intangible assets
  that do not meet the criteria for
  recognition apart from goodwill          1,668           201           1,869
                                        --------      --------        --------
Balance as of March 29, 2002            $210,585      $  5,576        $216,161
                                        ========      ========        ========


Accumulated amortization on acquired intangible assets was $0.4 million and $0.1 million at March 29, 2002 and September 28, 2001, respectively. Amortization expense on acquired intangible assets was $0.2 million and $0.4 million for the three months and six months ended March 29, 2002, respectively. The Company expects amortization expense on acquired intangible assets to be $0.4 million for the remainder of fiscal 2002 and $0.8 million for each of the five succeeding fiscal years.

3. INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. ("Knight"), representing approximately six percent of Knight's outstanding shares. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of March 29, 2002 and September 28, 2001, the Company's investment in Knight was valued at $56.5 million and $61.0 million, respectively. The Company's cost basis is $0.7 million; therefore the gross unrealized gain was $55.8 million and $60.3 million at March 29, 2002 and September 28, 2001, respectively.

As of March 29, 2002, the Company had pledged 4.0 million shares of its Knight common stock to support its obligations under a revolving credit agreement (see
Note 5) and had also pledged approximately 0.9 million shares of its Knight common stock as collateral under an equity index swap arrangement related to the Company's deferred compensation plan for its Chief Executive Officer. The remaining 3.0 million shares not pledged as collateral are available for use as collateral on other agreements or for other corporate purposes.

4.    RESTRUCTURING AND EXIT LIABILITIES

The following tables summarize activity in the Company's restructuring and acquisition exit liabilities for the three months and six months ended March 29, 2002, respectively:


                                            THREE MONTHS ENDED MARCH 29, 2002
                                      -------------------------------------------------
                                                          PAID AND
                                       BALANCE AT      CHARGED AGAINST     BALANCE AT
RESTRUCTURING LIABILITIES:            DEC. 31, 2001       LIABILITY       MAR. 29, 2002
------------------------              -------------    ---------------    -------------
Employee compensation and benefits      $    610        $   (485)          $    125(1)
Occupancy and equipment costs              9,772          (1,322)             8,450(2)
Professional services                      1,919             (52)             1,867(2)
Other                                      4,035             (79)             3,956(2)
                                        --------        --------           --------
    Total restructuring liabilities     $ 16,336        $ (1,938)          $ 14,398
                                        ========        ========           ========

NDB.COM EXIT LIABILITIES:
------------------------
Employee compensation and benefits      $  3,295        $ (3,295)        $   --
Communications                               522            (518)               4(3)
Occupancy and equipment costs                459            (459)            --
Other                                       --              --               --
                                        --------        --------         --------
    Total NDB.com exit liabilities      $  4,276        $ (4,272)        $      4
                                        ========        ========         ========

                                                   SIX MONTHS ENDED MARCH 29, 2002
                                      -------------------------------------------------------
                                                              PAID AND
                                       BALANCE AT          CHARGED AGAINST       BALANCE AT
RESTRUCTURING LIABILITIES:            SEPT. 28, 2001           LIABILITY        MAR. 29, 2002
--------------------------            --------------       ---------------      -------------
Employee compensation and benefits      $    975              $   (850)            $    125(1)
Occupancy and equipment costs             11,323                (2,873)               8,450(2)
Professional services                      2,430                  (563)               1,867(2)
Other                                      4,239                  (283)               3,956(2)
                                        --------              --------             --------
    Total restructuring liabilities     $ 18,967              $ (4,569)            $ 14,398
                                        ========              ========             ========

NDB.COM EXIT LIABILITIES:
-------------------------

Employee compensation and benefits      $  6,399              $ (6,399)            $   --
Communications                             1,551                (1,547)                   4(3)
Occupancy and equipment costs              1,164                (1,164)                --
Other                                      2,010                (2,010)                --
                                        --------              --------             --------
Total NDB.com exit liabilities          $ 11,124              $(11,120)            $      4
                                        ========              ========             ========

(1) The Company expects to pay remaining severance costs during fiscal 2002.
(2) The Company expects to utilize the remaining liability over the respective lease periods through fiscal 2005.
(3) The Company expects to pay remaining NDB.com communications costs during fiscal 2002.



5. NOTES PAYABLE

On December 28, 2001, the Company entered into an amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $20 million through December 27, 2002, and is secured primarily by 4.0 million shares of the Company's Knight common stock (see Note 3) and the Company's stock in its subsidiaries. The Company may borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeds 80 percent of the fair market value of the pledged Knight stock, the Company is required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of (i) the national prime rate or (ii) 90-day LIBOR plus 2.5 percent, subject to a minimum rate of 5.0 percent. At March 29, 2002, the interest rate on the revolving credit agreement would have been 5.0 percent. The Company also pays a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at March 29, 2002 and $22.5 million of outstanding indebtedness under the prior revolving credit agreement at September 28, 2001. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends. The Company was in compliance with or has obtained waivers for all covenants under the revolving agreement for all periods presented in the condensed consolidated financial statements.

6. NET CAPITAL

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $107.8 million and $60.2 million as of March 29, 2002 and September 28, 2001, respectively, which exceeded aggregate minimum net capital requirements by $78.6 million and $38.8 million, respectively. Subsidiary net capital in the amount of $29.2 million and $21.4 million as of March 29, 2002 and September 28, 2001, respectively, was not available for transfer to Ameritrade Holding Corporation.

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

Letters of Credit - Letters of credit in the amount of $40 million and $105 million as of March 29, 2002 and September 28, 2001, respectively, have been issued by several financial institutions on behalf of Ameritrade, Inc. (formerly Advanced Clearing, Inc.), the Company's wholly-owned broker-dealer and securities clearing subsidiary. (Effective January 2, 2002, the Company consolidated six of its other broker-dealer subsidiaries into Advanced Clearing, and changed the name of Advanced Clearing to Ameritrade, Inc.) The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. Ameritrade, Inc. pays a maintenance fee of 0.375 to 0.45 percent of the issued amount for the letters of credit. In addition, the same financial institutions may make loans to Ameritrade, Inc. if requested under note agreements. Ameritrade, Inc. has pledged client securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of March 29, 2002 and September 28, 2001, no amounts were outstanding under the note agreements.

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

Ameritrade, Inc.'s client securities activities are transacted on either a cash or margin basis. In margin transactions, Ameritrade, Inc. extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, Ameritrade, Inc. also executes and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin-related transactions may expose Ameritrade, Inc. to off-balance-sheet risk in the event each client's assets are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, Ameritrade, Inc. may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client's obligations.

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

As of March 29, 2002, client margin securities of approximately $1.9 billion and stock borrowings of approximately $543 million were available to Ameritrade, Inc. to utilize as collateral on various borrowings or for other purposes. Ameritrade, Inc. had sold or repledged approximately $634 million of that collateral as of March 29, 2002.

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

8. SEGMENT INFORMATION

On June 27, 2001, the Company announced a reorganization of its corporate and management structure. The new structure created two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings, tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides clearing services, brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. During the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, the Company operated in one reportable business segment as the new organizational structure was implemented and the management financial reporting structure was developed. During the second fiscal quarter of 2002, the Company substantially completed development of its new management financial reporting structure. The Company has reevaluated its segment reporting in light of the new financial reporting structure, and determined that the Company's Private Client and Institutional Client divisions are reportable business segments. Client segments within the Private Client and Institutional Client divisions have been aggregated due to similarities in economic characteristics, types of services provided, types of clients, distribution channels and regulatory environment.

The Company evaluates the performance of its segments based on both segment contribution (net revenues less direct expenses) and pretax income (segment contribution less allocated expenses). Identifiable assets are not disclosed, as they are not used in evaluating segment performance or in allocating resources to segments. Financial information for the Company's reportable segments is presented in the table below for the three-month and six-month periods ended March 29, 2002. The totals are equal to the Company's consolidated amounts as reported in the condensed consolidated statements of operations. Certain corporate overhead and administrative costs not specifically identifiable to a particular segment are not allocated to the operating segments and remain in the Corporate column. Information for comparable periods of fiscal 2001 is not presented, as it would be impracticable to restate those periods to reflect the new reporting structure.


                                       THREE MONTHS ENDED MARCH 29, 2002
                             -------------------------------------------------
                              PRIVATE    INSTITUTIONAL
                               CLIENT        CLIENT      CORPORATE     TOTAL
                             ---------   -------------  ----------   ---------
Non-interest revenues        $  79,027     $   2,635    $    --      $  81,662
Interest revenue, net           24,446           628         --         25,074
                             ---------     ---------    ---------    ---------
Net revenues                   103,473         3,263         --        106,736
Direct expenses                 14,243         3,186       85,879      103,308
                             ---------     ---------    ---------    ---------
Segment contribution            89,230            77      (85,879)       3,428
Allocated expenses              73,509         1,019      (74,528)        --
                             ---------     ---------    ---------    ---------
Pre-tax income (loss)        $  15,721     $    (942)   $ (11,351)   $   3,428
                             =========     =========    =========    =========


                                       SIX MONTHS ENDED MARCH 29, 2002
                             -------------------------------------------------
                              PRIVATE    INSTITUTIONAL
                               CLIENT        CLIENT      CORPORATE     TOTAL
                             ---------   -------------  ----------   ---------
Non-interest revenues        $ 158,315     $   5,506    $    --      $ 163,821
Interest revenue, net           49,955         1,150         --         51,105
                             ---------     ---------    ---------    ---------
Net revenues                   208,270         6,656         --        214,926
Direct expenses                 30,881         7,507      157,869      196,257
                             ---------     ---------    ---------    ---------
Segment contribution           177,389          (851)    (157,869)      18,669
Allocated expenses             132,913         1,846     (134,759)        --
                             ---------     ---------    ---------    ---------
Pre-tax income (loss)        $  44,476     $  (2,697)   $ (23,110)   $  18,669
                             =========     =========    =========    =========

9.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:


                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      ----------------------------------   --------------------------------
                                                      MARCH 29, 2002      MARCH 30, 2001   MARCH 29, 2002    MARCH 30, 2001
                                                      --------------      --------------   --------------    --------------
Net income (loss)                                          $   1,947         $ (54,191)        $  10,950       $ (77,223)

Other comprehensive income (loss)
Net unrealized holding gains (losses)
  on investment securities available-for-sale
  arising during the period                                  (30,681)            5,456            (4,507)       (168,980)

Adjustment for deferred income taxes                          12,272            (2,128)            1,803          65,902
                                                           ---------         ---------         ---------       ---------
Total other comprehensive income (loss), net of tax          (18,409)            3,328            (2,704)       (103,078)
                                                           ---------         ---------         ---------       ---------
Comprehensive income (loss)                                $ (16,462)        $ (50,863)        $   8,246       $(180,301)
                                                           =========         =========         =========       =========



10. SUBSEQUENT EVENT

On April 6, 2002, the Company and Datek Online Holdings Corp. ("Datek") entered into a merger agreement. Pursuant to the agreement, Ameritrade and Datek will become wholly-owned subsidiaries of a newly formed holding company to be renamed Ameritrade Holding Corporation. Upon the closing of the transaction, shareholders of Ameritrade and Datek will receive a single class of common stock of the new holding company, with the current owners of Ameritrade and the current owners of Datek each receiving approximately 50 percent of the total outstanding common stock. The value of the transaction is approximately $1.289 billion based on the closing price of Ameritrade stock on April 5, 2002, net of the acquisition of cash and regulatory capital of approximately $100 million. In connection with the transaction, the board of directors of the new holding company will consist of nine members, including three directors designated by the principal owners of Ameritrade, three directors designated by the principal owners of Datek and three independent directors selected with the agreement of the principal owners of Ameritrade and the principal owners of Datek. The closing of the transaction is subject to customary regulatory and shareholder approvals. The transaction is expected to close during the Company's fourth quarter of fiscal 2002.


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

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding average commission and clearing fees per trade; our expectations regarding growth of net interest revenue; our expected amount of advertising expenses; and our anticipated capital and liquidity needs and our plans to finance such needs.

Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the fiscal year ended September 28, 2001. In the opinion of management, we do not have any critical accounting policies which routinely involve unusually difficult, subjective or complex judgments. However, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on September 29, 2001. SFAS No. 142 requires annual testing of goodwill and intangible assets for impairment. Our impairment testing of goodwill and intangible assets requires us to estimate the fair value of tangible and intangible assets within our reporting units. Such estimates involve subjectivity due to lack of observable market data at the reporting unit level. We completed our transitional goodwill impairment test during the second fiscal quarter of 2002. No impairment charges resulted from the transitional impairment test.

The terms "we" and "us" as used in this document refer to Ameritrade Holding Corporation and its operating subsidiaries.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 29, 2002 AND MARCH 30, 2001

NET REVENUES. Commissions and clearing fees decreased 16 percent to $63.8 million in the second quarter of fiscal 2002 from $76.4 million in the second quarter of fiscal 2001. This decrease was primarily attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 21 percent to 89,000 in the second quarter of fiscal 2002 from 113,000 in the second quarter of fiscal 2001. Clients averaged approximately three trades per account during the second quarter of fiscal 2002, compared to approximately five trades per account during the second quarter of fiscal 2001. The decreased volume per account was partially offset by a significant increase in client accounts resulting from the substantial advertising expenditures made by us during the past few years, and 215,000 core accounts added during the fourth quarter of fiscal 2001 through our acquisition of National Discount Brokers Corporation ("NDB.com"). Client accounts increased to approximately 1,877,000 at March 29, 2002 from approximately 1,478,000 at March 30, 2001.
Commissions and clearing fees per trade increased to $11.93 in the second quarter of fiscal 2002 from $10.89 in the second quarter of fiscal 2001. This increase was due primarily to increased option trading by our clients, which generates higher commissions than equity trades, and the addition of the NDB.com accounts which became part of our Ameritrade Plus(TM) product offering. These increases were partially offset by lower payment for order flow revenues. We expect our client segmentation strategy, which includes the Ameritrade Plus and Ameritrade Pro(TM) products, to continue to help mitigate the downward pressure on commissions and clearing fees per trade from lower payment for order flow revenues and other factors.

Net interest revenue (interest revenue less client interest expense) decreased 33 percent to $25.1 million in the second quarter of fiscal 2002 from $37.5 million in the second quarter of fiscal 2001. This decrease was due primarily to a decrease of 24 percent in average client and correspondent receivables, a decrease of approximately 260 basis points in the average interest rate charged on such receivables, and an increase of 17 percent in average amounts payable to clients and correspondents in the second quarter of fiscal 2002 from the second quarter of fiscal 2001. These factors were partially offset by a 78 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of approximately 190 basis points in the average interest rate paid on client and correspondent payables in the second quarter of fiscal 2002 from the second quarter of fiscal 2001. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased to $17.9 million in the second quarter of fiscal 2002 from $5.1 million in the second quarter of fiscal 2001, due primarily to the implementation during the second half of fiscal 2001 of a transaction fee for paper confirmations and a quarterly fee on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase. We acquired TradeCast effective April 2, 2001.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense decreased 20 percent to $33.7 million in the second quarter of fiscal 2002 from $42.3 million in the second quarter of fiscal 2001, due primarily to the effect of staff reductions during fiscal 2001. Full-time equivalent employees decreased 25 percent to 1,670 at the end of March 2002 from 2,223 at the end of March 2001.

Communications expense decreased 17 percent to $8.9 million in the second quarter of fiscal 2002 compared to $10.7 million in the second quarter of fiscal 2001, due primarily to decreased expense for quotes, market information and postage due to lower transaction processing volumes and the implementation of electronic trade confirmations and client statements during fiscal 2001, partially offset by additional communications expenses for TradeCast.

Occupancy and equipment costs decreased eight percent to $14.7 million in the second quarter of fiscal 2002 from $15.9 million in the second quarter of fiscal 2001. This decrease was due primarily to the effect of our facilities consolidation and related restructuring charge in the fourth quarter of fiscal 2001, partially offset by additional occupancy and equipment costs related to TradeCast.

Depreciation and amortization decreased one percent to $7.1 million in the second quarter of fiscal 2002 from $7.2 million in the second quarter of fiscal 2001, due primarily to the discontinuation of goodwill amortization upon our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", beginning in the first quarter of fiscal 2002, and the effect of the facilities consolidation and resulting restructuring charge in the fourth quarter of fiscal 2001, mostly offset by higher software depreciation expense.

Professional services expense decreased 42 percent to $9.2 million in the second quarter of fiscal 2002 from $15.9 million in the second quarter of fiscal 2001. This decrease was primarily due to decreased usage of marketing and technology consulting services during the second quarter of fiscal 2002, compared to the second quarter of fiscal 2001.

Interest on borrowings decreased 62 percent to $1.1 million in the second quarter of fiscal 2002, from $2.9 million in the second quarter of fiscal 2001, due to the conversion of $152.4 million of convertible subordinated notes in February 2001 and lower average interest rates and borrowings on our revolving credit agreements. The debt conversion resulted in savings of approximately $8.8 million annually in cash interest payments on the convertible subordinated notes.

Other operating expenses decreased 26 percent to $6.3 million in the second quarter of fiscal 2002 from $8.5 million in the second quarter of fiscal 2001, primarily due to lower transaction processing volumes, the implementation of electronic statements and trade confirmations as an option for our clients and $1.3 million in asset impairment charges recorded during the second quarter of fiscal 2001.

Advertising expenses decreased 50 percent to $22.3 million in the second quarter of fiscal 2002 from $44.3 million in the second quarter of fiscal 2001. The reduced level of advertising expenditures was principally due to adverse stock market conditions and lower media costs due to the slow economy. We have budgeted approximately $22 to $34 million for advertising for the remainder of fiscal 2002.

Debt conversion expense in the second quarter of fiscal 2001 consists of $58.7 million of cash paid to holders of the convertible subordinated notes in connection with the conversion of $152.4 million of the notes into 4.7 million shares of Class A Common Stock, and $3.4 million of deferred note origination costs written off related to the converted notes.

Income tax expense was $1.5 million in the second quarter of fiscal 2002 compared to income tax benefit of $36.6 million in the second quarter of fiscal 2001. The effective income tax rate in the second quarter of fiscal 2002 increased to approximately 43 percent compared to approximately 40 percent in the second quarter of fiscal 2001, due primarily to nondeductible items, which have the effect of increasing the effective rate during periods of profitability and decreasing the effective rate during periods of losses.

SIX MONTH PERIODS ENDED MARCH 29, 2002 AND MARCH 30, 2001

NET REVENUES. Commissions and clearing fees decreased 18 percent to $129.4 million in the first half of fiscal 2002 from $158.5 million in the first half of fiscal 2001. This decrease was primarily attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 22 percent to approximately 87,500 in the first half of fiscal 2002 from 112,000 in the first half of fiscal 2001. Clients averaged approximately six trades per account during the first half of fiscal 2002, compared to approximately 10 trades per account during the first half of fiscal 2001. The decreased volume per account was partially offset by a significant increase in client accounts resulting from the substantial advertising expenditures made by us during the past few years, and 215,000 core accounts added during the fourth quarter of fiscal 2001 through our acquisition of NDB.com. Client accounts increased to approximately 1,877,000 at March 29, 2002 from approximately 1,478,000 at March 30, 2001. Commissions and clearing fees per trade increased to $11.93 in the first half of fiscal 2002 from $11.32 in the first half of fiscal 2001. This increase was due primarily to increased option trading by our clients, which generates higher commissions than equity trades, and the addition of the NDB.com accounts which became part of our Ameritrade Plus(TM) product offering. These increases were partially offset by lower payment for order flow revenues. We expect our client segmentation strategy, which includes the Ameritrade Plus and Ameritrade Pro(TM) products, to continue to help mitigate the downward pressure on commissions and clearing fees per trade from lower payment for order flow revenues and other factors.

Net interest revenue (interest revenue less client interest expense) decreased 37 percent to $51.1 million in the first half of fiscal 2002 from $81.3 million in the first half of fiscal 2001. This decrease was due primarily to a decrease of 43 percent in average client and correspondent receivables, a decrease of approximately 300 basis points in the average interest rate charged on such receivables, and an increase of 17 percent in average amounts payable to clients and correspondents in the first half of fiscal 2002 from the first half of fiscal 2001. These factors were partially offset by a 135 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of approximately 215 basis points in the average interest rate paid on client and correspondent payables in the first half of fiscal 2002 from the first half of fiscal 2001. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased to $34.4 million in the first half of fiscal 2002 from $10.1 million in the first half of fiscal 2001, due primarily to the implementation during the second half of fiscal 2001 of a transaction fee for paper confirmations and a quarterly fee on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase. We acquired TradeCast effective April 2, 2001.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense decreased 18 percent to $66.6 million in the first half of fiscal 2002 from $81.7 million in the first half of fiscal 2001, due primarily to the effect of staff reductions during fiscal 2001. Full-time equivalent employees decreased 25 percent to 1,670 at the end of March 2002 from 2,223 at the end of March 2001.

Communications expense decreased four percent to $18.9 million in the first half of fiscal 2002 compared to $19.7 million in the first half of fiscal 2001, due primarily to decreased expense for quotes, market information and postage due to lower transaction processing volumes and the implementation of electronic trade confirmations and client statements during fiscal 2001, partially offset by additional communications expenses for TradeCast.

Occupancy and equipment costs decreased 12 percent to $28.3 million in the first half of fiscal 2002 from $32.1 million in the first half of fiscal 2001. This decrease was due primarily to the effect of our facilities consolidation and related restructuring charge in the fourth quarter of fiscal 2001, partially offset by additional occupancy and equipment costs related to TradeCast.

Depreciation and amortization decreased 10 percent to $13.8 million in the first half of fiscal 2002 from $15.4 million in the first half of fiscal 2001, due primarily to the discontinuation of goodwill amortization upon our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", beginning in the first quarter of fiscal 2002, and the effect of the facilities consolidation and resulting restructuring charge in the fourth quarter of fiscal 2001, partly offset by higher software depreciation expense.

Professional services expense decreased 51 percent to $16.5 million in the first half of fiscal 2002 from $33.4 million in the first half of fiscal 2001. This decrease was primarily due to decreased usage of marketing and technology consulting services during the first half of fiscal 2002, compared to the first half of fiscal 2001.

Interest on borrowings decreased 61 percent to $2.9 million in the first half of fiscal 2002, from $7.5 million in the first half of fiscal 2001, due to the conversion of $152.4 million of convertible subordinated notes in February 2001 and lower average interest rates and borrowings on our revolving credit agreements. The debt conversion resulted in savings of approximately $8.8 million annually in cash interest payments on the convertible subordinated notes.

Other operating expenses decreased 32 percent to $12.4 million in the first half of fiscal 2002 from $18.2 million in the first half of fiscal 2001, primarily due to lower transaction processing volumes, the implementation of electronic statements and trade confirmations as an option for our clients and $1.9 million in asset impairment charges recorded during the first half of fiscal 2001.

Advertising expenses decreased 66 percent to $36.9 million in the first half of fiscal 2002 from $107.8 million in the first half of fiscal 2001. The reduced level of advertising expenditures was principally due to adverse stock market conditions and lower media costs due to the slow economy. We have budgeted approximately $22 to $34 million for advertising for the remainder of fiscal 2002.

Debt conversion expense in the first half of fiscal 2001 consists of $58.7 million of cash paid to holders of the convertible subordinated notes in connection with the conversion of $152.4 million of the notes into 4.7 million shares of Class A Common Stock, and $3.4 million of deferred note origination costs written off related to the converted notes.

Income tax expense was $7.7 million in the first half of fiscal 2002 compared to income tax benefit of $50.8 million in the first half of fiscal 2001. The effective income tax rate in the first half of fiscal 2002 increased to approximately 41 percent compared to approximately 40 percent in the first half of fiscal 2001, due primarily to nondeductible items, which have the effect of increasing the effective rate during periods of profitability and decreasing the effective rate during periods of losses.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed the Company primarily through the use of funds generated from operations and from borrowings under our credit agreements. Our liquidity needs during the first half of fiscal 2002 were financed primarily from our operating cash flows. We plan to finance our capital and liquidity needs for the remainder of fiscal 2002 primarily from our operating cash flows and borrowings on our revolving credit facility. In addition, we may issue equity or debt securities. We may also consider selling, or entering into a forward contract to sell, some or all of our interest in Knight Trading Group, Inc. ("Knight").

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

CASH FLOW

Cash provided by operating activities was $30.7 million in the first half of fiscal 2002, compared to cash used in operations of $73.4 million in the first half of fiscal 2001. The increase in cash flows from operations was primarily due to a substantial reduction in advertising expenditures and a higher operating margin compared to the same period of the previous year, and $37.2 million of debt conversion expense (net of income taxes) in the first half of fiscal 2001.

Cash used in investing activities was $4.6 million in the first half of fiscal 2002, compared to $22.7 million in the first half of fiscal 2001, due primarily to substantially lower net capital expenditures during the first half of fiscal 2002 compared to the same period of the previous year.

Cash used in financing activities was $22.4 million in the first half of fiscal 2002, compared to cash provided by financing activities of $0.5 million in the first half of fiscal 2001. The financing activities consisted mainly of repayments on our revolving credit facility in the first half of fiscal 2002, and borrowings and repayments on our loan agreements in the first half of fiscal 2001.

LOAN AGREEMENT

On December 28, 2001, we entered into an amended and restated revolving credit agreement. The revolving credit agreement permits borrowings up to $20 million through December 27, 2002, and is secured primarily by 4.0 million shares of our Knight common stock and our stock in our subsidiaries. We may borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeds 80 percent of the fair market value of the pledged Knight stock, we are required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of
(i) the national prime rate or (ii) 90-day LIBOR plus 2.5 percent, subject to a minimum rate of 5.0 percent. At March 29, 2002, the interest rate on the revolving credit agreement would have been 5.0 percent. We also pay a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at March 29, 2002 and $22.5 million of outstanding indebtedness under the prior revolving credit agreement at September 28, 2001.

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

In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. As of December 31, 2001, we had approximately $47.6 million of the convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Class A Common Stock.

OTHER CONTRACTUAL OBLIGATIONS

We are obligated to pay our Chief Executive Officer ("CEO") $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million amount, pursuant to our employment agreement with the CEO. This payment will be made not sooner than the day after the CEO's employment with the Company terminates. At March 29, 2002 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

As of March 29, 2002, our obligations under operating leases had not changed significantly from the amounts disclosed in our consolidated financial statements as of September 28, 2001.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $2.6 billion at March 29, 2002 and $2.0 billion at September 28, 2001. We invest these funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed primarily by short-term interest bearing liabilities totaling $3.3 billion at March 29, 2002 and $2.8 billion at September 28, 2001 in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management.

At March 29, 2002, we had $47.6 million of convertible subordinated notes outstanding, which bear interest at a fixed rate of 5.75 percent. At September 28, 2001, we had $70.1 million of interest bearing indebtedness outstanding, consisting of $47.6 million of convertible subordinated notes and $22.5 million under our revolving credit agreement, which bears interest at a floating rate. We hold a marketable equity security, which is recorded at fair value of $56.5 million ($34.2 million net of tax) at March 29, 2002 and has exposure to market price risk. The same security was recorded at fair value of $61.0 million ($36.9 million net of tax) at September 28, 2001. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $5.7 million at March 29, 2002. Actual results may differ.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments. At March 29, 2002 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.


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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 12, 2002, the Company's stockholders voted to approve a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 270,000,000 to 370,000,000 and Class B Common Stock from 18,000,000 to 25,000,000. Accordingly, the Company executed and filed with the Secretary of State of the State of Delaware the Certificate of Amendment, dated as of February 13, 2002, to its Restated Certificate of Incorporation. Increasing the authorized Common Stock of the Company may have certain anti-takeover effects such as deterring certain mergers, tender offers and proxy contests or other takeover attempts that some or a majority of stockholders may deem in their best interests.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on February 12, 2002. Nine persons were nominated by the Board of Directors to serve as directors for terms of one year. The Board of Directors consists of a total of nine persons, four of which are elected by the holders of the Company's Class A Common Stock and five of which are elected by the holders of the Company's Class B Common Stock. The following sets forth the results of the election of directors:


DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS A COMMON

NAME OF NOMINEE                FOR             WITHHELD
---------------            -----------         --------

David W. Garrison          138,714,428         967,817
Thomas Y. Hartley          138,717,378         964,867
Charles L. Marinaccio      138,726,459         955,786
Mark L. Mitchell           138,691,998         990,247

DIRECTORS ELECTED BY THE HOLDERS OF THE CLASS B COMMON

NAME OF NOMINEE                FOR             WITHHELD
---------------            -----------         --------

J. Joe Ricketts             16,372,800            --
Robert T. Slezak            16,372,800            --
J. Peter Ricketts           16,372,800            --
Gene L. Finn                16,372,800            --
John W. Ward                16,372,800            --

No proxies were solicited from the holders of the Class B Common Stock since such shares are not publicly traded. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 27, 2002, was approved as follows:


               FOR               AGAINST            ABSTAIN
           -----------          ---------           -------

Votes      155,608,153            349,827            97,065


The proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 270,000,000 to 370,000,000 and Class B Common Stock from 18,000,000 to
25,000,000 was approved as follows:


               FOR               AGAINST            ABSTAIN
           -----------          ---------           -------

Votes      154,296,808          1,648,739           109,498

The proposal to amend the Company's 1996 Long-Term Incentive Plan to increase the maximum aggregate number of shares the Company may issue under the plan and to make other changes to the plan was approved as follows:


               FOR               AGAINST            ABSTAIN
           -----------          ---------           --------

Votes      117,232,696          2,981,408            154,043


The proposal to adopt the 2002 Management Incentive Plan was approved as follows:

               FOR               AGAINST            ABSTAIN
           -----------          ---------           --------

Votes      118,020,029          2,049,989            298,129


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:



     3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to Exhibit
          3.6 of the Company's quarterly report on Form 10-Q filed on August 9,
          1999)

     3.2 Certificate of Amendment of Certificate of Incorporation dated February 13, 2002

     3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

     10.1 Executive Employment Agreement, dated as of February 1, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation

     10.2 Executive Employment Agreement, dated as of February 1, 2002, between Vincent Passione and Ameritrade Holding Corporation

     10.3 Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 (Registration No. 333-86164) filed on April 12, 2002

     10.4 Ameritrade Holding Corporation 2002 Management Incentive Plan

     15.1 Independent accountants' awareness letter



(b)  REPORTS ON FORM 8-K:

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 6, 2002

                              Ameritrade Holding Corporation

                              (Registrant)





                              by: /s/ Joseph H. Moglia
                                 ------------------------------
                                 Joseph H. Moglia
                                 Chief Executive Officer
                                 (Principal Executive Officer)



                              by: /s/ John R. MacDonald
                                 ------------------------------
                                 John R. MacDonald
                                 Executive Vice President,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)