Form 10-Q
period 2002-06-28
AMERITRADE HOLDING CORP
filed 2002-08-12
CIK 1027401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 28, 2002

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

                                 Yes (X) No ( )

As of August 5, 2002, there were 216,339,945 outstanding shares of the registrant's common stock, consisting of 199,967,145 outstanding shares of Class A Common Stock and 16,372,800 outstanding shares of Class B Common Stock.

================================================================================

                         AMERITRADE HOLDING CORPORATION

                                      INDEX




                                                                       Page No.
                                                                       --------

                         PART I - FINANCIAL INFORMATION

             ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
                        Independent Accountants' Review Report                 3
                        Balance Sheets                                         4
                        Statements of Operations                               5
                        Statements of Cash Flows                               6
                        Notes to Financial Statements                          7

             ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS         13

             ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK                                     18


                           PART II - OTHER INFORMATION

             ITEM 1.    LEGAL PROCEEDINGS                                     18

             ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
                        (a) Exhibits                                          19
                        (b) Reports on Form 8-K                               19


                        Signatures                                            20

PART I - FINANCIAL INFORMATION

     ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska


We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively "the Company") as of June 28, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 28, 2002 and June 29, 2001 and cash flows for the nine-month periods ended June 28, 2002 and June 29, 2001. These financial statements are the responsibility of the Company's management.

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



August 6, 2002
Omaha, Nebraska

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (In thousands, except share amounts)


                                                                  JUNE 28,      SEPTEMBER 28,
                                                                    2002            2001
                                                               -------------    -------------
ASSETS
Cash and cash equivalents                                      $      40,711    $      24,134
Cash and investments segregated in compliance
  with federal regulations                                         2,593,366        2,044,257
Receivable from brokers, dealers and clearing
  organizations                                                      687,887          178,169
Receivable from clients and correspondents -
  net of allowance for doubtful accounts                           1,143,513          971,823
Property and equipment - net of accumulated
  depreciation and amortization                                       61,851           83,671
Goodwill - net of accumulated amortization                           220,407          210,794
Acquired intangible assets - net of
  accumulated amortization                                            14,500           15,067
Investments                                                           43,185           62,717
Other assets                                                          76,583           63,239
                                                               -------------    -------------
    Total assets                                               $   4,882,003    $   3,653,871
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Payable to brokers, dealers and clearing
    organizations                                              $   1,032,678    $     304,301
  Payable to clients and correspondents                            3,266,922        2,777,916
  Accounts payable and accrued liabilities                           138,954          121,933
  Notes payable                                                         --             22,500
  Convertible subordinated notes                                      47,645           47,645
  Deferred income taxes                                               11,114            8,143
                                                               -------------    -------------
    Total liabilities                                              4,497,313        3,282,438
                                                               -------------    -------------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value;
    3,000,000 shares authorized, none issued                            --               --
  Common Stock, $0.01 par value:
    Class A - 370,000,000 shares authorized; June 28, 2002 -
     200,251,707 shares issued; Sept. 28, 2001 - 199,038,953
     shares issued                                                     2,003            1,990
Convertible Class B - 25,000,000 shares authorized;
    16,372,800 shares issued and outstanding                             164              164
                                                               -------------    -------------
  Total Common Stock                                                   2,167            2,154
Additional paid-in capital                                           392,428          384,175
Accumulated deficit                                                  (32,782)         (49,507)
Treasury stock - Class A shares at cost (June 28, 2002 -
  288,436 shares; Sept. 28, 2001  - 116,821 shares)                   (2,646)          (1,746)
Deferred compensation                                                  1,100              215
Accumulated other comprehensive income                                24,423           36,142
                                                               -------------    -------------
  Total stockholders' equity                                         384,690          371,433
                                                               -------------    -------------
  Total liabilities and stockholders' equity                   $   4,882,003    $   3,653,871
                                                               =============    =============



            See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              ------------------------------    ------------------------------
                                              JUNE 28, 2002    JUNE 29, 2001    JUNE 28, 2002    JUNE 29, 2001
                                              -------------    -------------    -------------    -------------
Revenues:
  Commissions and clearing fees                 $  56,794        $  64,902          $ 186,242        $ 223,360
  Interest revenue                                 28,598           42,410             85,371          156,072
  Other                                            17,451           12,660             51,824           22,791
                                                ---------        ---------          ---------        ---------
    Total revenues                                102,843          119,972            323,437          402,223
  Client interest expense                           2,580            7,385              8,247           39,728
                                                ---------        ---------          ---------        ---------
    Net revenues                                  100,263          112,587            315,190          362,495
                                                ---------        ---------          ---------        ---------

Operating expenses:
  Employee compensation and benefits               31,784           35,035             98,368          116,702
  Communications                                    8,609           10,515             27,472           30,208
  Occupancy and equipment costs                    13,175           14,728             41,474           46,815
  Depreciation and amortization                     6,732            9,975             20,522           25,331
  Professional services                             8,112           12,289             24,614           45,716
  Interest on borrowings                            1,087            2,028              3,978            9,565
  Other                                             6,780            6,860             19,187           25,069
                                                ---------        ---------          ---------        ---------
    Total operating expenses                       76,279           91,430            235,615          299,406
                                                ---------        ---------          ---------        ---------
    Operating margin                               23,984           21,157             79,575           63,089
Advertising                                        13,922           18,688             50,844          126,520
Debt conversion expense                              --               --                 --             62,082
                                                ---------        ---------          ---------        ---------
Income (loss) before income taxes                  10,062            2,469             28,731         (125,513)
Income tax expense (benefit)                        4,288            2,399             12,006          (48,360)
                                                ---------        ---------          ---------        ---------
Net income (loss)                               $   5,774        $      70          $  16,725        $ (77,153)
                                                =========        =========          =========        =========

Basic earnings (loss) per share                 $    0.03        $    0.00          $    0.08        $   (0.42)
Diluted earnings (loss) per share               $    0.03        $    0.00          $    0.08        $   (0.42)
Weighted average shares outstanding - basic       216,318          188,746            215,920          181,615
Weighted average shares outstanding - diluted     216,747          189,599            216,664          181,615


           See notes to condensed consolidated financial statements.

                AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)


                                                                                     NINE MONTHS ENDED
                                                                              ------------------------------
                                                                               JUNE 28, 2002   JUNE 29, 2001
                                                                              ------------------------------
Cash flows from operating activities:
  Net income (loss)                                                            $    16,725    $   (77,153)
  Adjustments to reconcile net income (loss)
     to net cash from operating activities:
    Depreciation and amortization                                                   19,953         21,006
    Deferred income taxes                                                           11,200        (46,534)
    Loss on disposal of property                                                       237          1,500
    Amortization of goodwill and intangible assets                                     569          4,271
    Changes in operating assets and liabilities:
      Cash and investments segregated in compliance with federal regulations      (549,109)    (1,549,443)
      Brokerage receivables                                                       (681,408)     1,383,147
      Other assets                                                                 (15,112)        21,682
      Brokerage payables                                                         1,217,383        185,306
      Accounts payable and accrued liabilities                                      24,239          9,107
                                                                               -----------    -----------
        Net cash flows from operating activities                                    44,677        (47,111)
                                                                               -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                (1,746)       (22,266)
  Proceeds from sale of property and equipment                                         632          4,310
  Cash paid in business combinations, net                                           (4,627)          --
  Purchase of investments                                                             --             (176)
                                                                               -----------    -----------
        Net cash flows from investing activities                                    (5,741)       (18,132)
                                                                               -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable                                                         --           74,900
  Principal payments on notes payable                                              (22,500)      (101,000)
  Proceeds from exercise of stock options and other                                    159            546
  Purchase of treasury stock                                                           (18)          --
  Issuance of treasury stock                                                          --              147
                                                                               -----------    -----------
        Net cash flows from financing activities                                   (22,359)       (25,407)
                                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents                                16,577        (90,650)

Cash and cash equivalents at beginning of period                                    24,134        122,351
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $    40,711    $    31,701
                                                                               ===========    ===========

Supplemental cash flow information:
  Interest paid                                                                $    11,278    $    64,334
  Income taxes paid (refunds received)                                         $       377    $    (6,911)

Noncash investing and financing activities:
  Tax benefit on exercise of stock options                                     $        37    $       974
  Issuance of common stock in acquisition of subsidiaries                      $     7,149    $    70,620
  Conversion of convertible notes to Class A common stock                      $      --          152,355
  Deferred income taxes on debt conversion                                     $      --          (42,825)


           See notes to condensed consolidated financial statements.

                 AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            (COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Ameritrade"). All intercompany balances and transactions have been eliminated.

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

2.    BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the net identifiable assets of the acquired company. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on September 29, 2001. The Company completed its transitional impairment test of goodwill under SFAS No. 142 during the Company's second fiscal quarter of 2002. In performing the transitional impairment test, the Company utilized quoted market prices of the Company's Class A Common Stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company's reporting units based on operating revenues, and was compared with the carrying value of the reporting units. No impairment charges resulted from the transitional impairment test.

In accordance with SFAS No. 142, the Company discontinued goodwill amortization effective September 29, 2001. The following table presents pro forma financial information assuming that amortization expense associated with goodwill was excluded for the periods indicated:


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               ----------------------           ---------------------
                                                 JUNE 28,   JUNE 29,             JUNE 28,     JUNE 29,
                                                   2002       2001                 2002        2001
                                               ----------------------           ---------------------
NET INCOME (LOSS):

Net income (loss), as reported                 $    5,774  $       70           $   16,725   $  (77,153)
Goodwill amortization                                --         2,238                 --          4,271
Tax benefit of goodwill amortization                 --          (120)                --           (192)
                                               ----------  ----------           ----------   ----------
Adjusted net income (loss)                     $    5,774  $    2,188           $   16,725   $  (73,074)
                                               ==========  ==========           ==========   ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share, as reported         $     0.03  $     0.00           $     0.08   $    (0.42)
                                               ==========  ==========           ==========   ==========
Adjusted earnings (loss) per share             $     0.03  $     0.01           $     0.08   $    (0.40)
                                               ==========  ==========           ==========   ==========


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

Effective April 3, 2002, the Company released 401,838 shares of its Class A Common Stock from escrow in connection with its April 2, 2001 acquisition of TradeCast Inc. ("TradeCast") and affiliates. These shares were being held in escrow pursuant to the indemnity and earn-out provisions of the TradeCast merger and purchase agreements. The shares released consisted of 375,000 indemnity shares and 26,838 earn-out shares, and were recorded at an aggregate value of approximately $3.6 million based on the average market price of approximately $8.95 per share at the time the TradeCast acquisition was announced. The remaining 685,662 earn-out shares which were being held in escrow pursuant to the agreements were not earned by the sellers and were cancelled.

The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 28, 2002:

                                                              PRIVATE       INSTITUTIONAL
                                                               CLIENT          CLIENT           TOTAL
                                                              --------      -------------     ---------
Balance as of September 28, 2001                              $205,474       $  5,320          $210,794

  Goodwill acquired during period                                7,293            451             7,744
  Reclassification of intangible assets that do not
    meet the criteria for recognition apart from goodwill        1,668            201             1,869
                                                              --------       --------          --------
Balance as of June 28, 2002                                   $214,435       $  5,972          $220,407
                                                              ========       ========          ========


Accumulated amortization on acquired intangible assets was $0.6 million and $0.1 million at June 28, 2002 and September 28, 2001, respectively. Amortization expense on acquired intangible assets was $0.2 million and $0.6 million for the three months and nine months ended June 28, 2002, respectively. The Company expects amortization expense on acquired intangible assets to be $0.2 million for the remainder of fiscal 2002 and $0.8 million for each of the five succeeding fiscal years.

On April 6, 2002, the Company and Datek Online Holdings Corp. ("Datek") entered into a merger agreement. Pursuant to the agreement, Ameritrade and Datek will become wholly-owned subsidiaries of a newly formed holding company to be renamed Ameritrade Holding Corporation. Upon the closing of the transaction, shareholders of Ameritrade and Datek will receive a single class of common stock of the new holding company, with the current owners of Ameritrade and the current owners of Datek each receiving approximately 50 percent of the total outstanding common stock. The value of the transaction was approximately $1.3 billion based on the closing price of $6.30 per share of Ameritrade's Class A Common Stock on April 5, 2002, net of the acquisition of cash and regulatory capital of not less than $100 million. In connection with the transaction, the board of directors of the new holding company will consist of nine members, including three directors designated by the principal owners of Ameritrade, three directors designated by the principal owners of Datek and three independent directors to be selected with the agreement of the principal owners of Ameritrade and the principal owners of Datek. The closing of the transaction is subject to customary regulatory and shareholder approvals. The transaction is expected to close during the Company's fourth quarter of fiscal 2002.


3.    INVESTMENTS

The Company's investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. ("Knight"), representing approximately six percent of Knight's outstanding shares. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of June 28, 2002 and September 28, 2001, the Company's investment in Knight was valued at $41.4 million and $61.0 million, respectively. The Company's cost basis is $0.7 million; therefore the gross unrealized gain was $40.7 million and $60.3 million at June 28, 2002 and September 28, 2001, respectively.

As of June 28, 2002, the Company had pledged 4.0 million shares of its Knight common stock to support its obligations under a revolving credit agreement and had also pledged approximately 0.9 million shares of its Knight common stock as collateral under an equity index swap arrangement related to the Company's deferred compensation plan for its Chief Executive Officer. The remaining 3.0 million shares not pledged as collateral were available for use as collateral on other agreements or for other corporate purposes. As of July 11, 2002, the 4.0 million shares of Knight common stock were eliminated as collateral under the revolving credit agreement (see Note 5).

4.    RESTRUCTURING AND EXIT LIABILITIES

The following tables summarize activity in the Company's restructuring and acquisition exit liabilities for the three months and nine months ended June 28, 2002, respectively:


                                                   THREE MONTHS ENDED JUNE 28, 2002
                                         -----------------------------------------------------
                                                               PAID AND
                                          BALANCE AT        CHARGED AGAINST        BALANCE AT
RESTRUCTURING LIABILITIES:               MAR. 29, 2002         LIABILITY         JUNE 28, 2002
-------------------------                -------------      ---------------      -------------
Employee compensation and benefits          $   125             $  (125)           $    --
Occupancy and equipment costs                 8,450              (1,870)             6,580(1)
Professional services                         1,867                 (32)             1,835(1)
Other                                         3,956                 (79)             3,877(1)
                                            -------             -------            -------
  Total restructuring liabilities           $14,398             $(2,106)           $12,292
                                            =======             =======            =======

NDB.COM EXIT LIABILITIES:
------------------------
Employee compensation and benefits          $    --             $    --            $    --
Communications                                    4                  --                  4(2)
Occupancy and equipment costs                    --                  --                 --
Other                                            --                  --                 --
                                            -------             -------            -------
  Total NDB.com exit liabilities            $     4             $    --            $     4
                                            =======             =======            =======



                                                   NINE MONTHS ENDED JUNE 28, 2002
                                         -----------------------------------------------------
                                                               PAID AND
                                          BALANCE AT        CHARGED AGAINST        BALANCE AT
RESTRUCTURING LIABILITIES:               SEPT. 28, 2001        LIABILITY         JUNE 28, 2002
-------------------------                ---------------    ---------------      -------------
Employee compensation and benefits          $    975           $   (975)           $   --
Occupancy and equipment costs                 11,323             (4,743)              6,580(1)
Professional services                          2,430               (595)              1,835(1)
Other                                          4,239               (362)              3,877(1)
                                            --------           --------            --------
  Total restructuring liabilities           $ 18,967           $ (6,675)           $ 12,292
                                            ========           =========           ========
NDB.COM EXIT LIABILITIES:
------------------------

Employee compensation and benefits          $  6,399           $ (6,399)           $   --
Communications                                 1,551             (1,547)                  4(2)
Occupancy and equipment costs                  1,164             (1,164)               --
Other                                          2,010             (2,010)               --
                                            --------           --------            --------
  Total NDB.com exit liabilities            $ 11,124           $(11,120)           $      4
                                            ========           =========           ========

(1) The Company expects to utilize the remaining liability over the respective lease periods through fiscal 2005.

(2) The Company expects to pay remaining NDB.com communications costs during fiscal 2002.


5.    NOTES PAYABLE

On December 28, 2001, the Company entered into an amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $20 million through December 27, 2002, and is secured primarily by the Company's stock in its subsidiaries. Until July 11, 2002, it was also secured by 4.0 million shares of the Company's Knight common stock (see Note 3). Prior to July 11, 2002, the Company could borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeded 80 percent of the fair market value of the pledged Knight stock, the Company was required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. As of July 11, 2002, the lender under the revolving credit agreement agreed to amend the agreement to eliminate the Knight stock as collateral and to eliminate the requirement that the borrowing availability under the agreement be limited based on the market value of the Knight stock. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of (i) the national prime rate or (ii) 90-day LIBOR plus 2.5 percent, subject to a minimum rate of 5.0 percent. At June 28, 2002, the interest rate on the revolving credit agreement would have been 5.0 percent. The Company also pays a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at June 28, 2002 and $22.5 million of outstanding indebtedness under the prior revolving credit agreement at September 28, 2001. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends. The Company was in compliance with or has obtained waivers for all covenants under the revolving agreement for all periods presented in the condensed consolidated financial statements.


6.    NET CAPITAL

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company's broker-dealer subsidiaries had net capital, in the aggregate, of $119.5 million and $60.2 million as of June 28, 2002 and September 28, 2001, respectively, which exceeded aggregate minimum net capital requirements by $94.9 million and $38.8 million, respectively. Subsidiary net capital in the amount of $24.6 million and $21.4 million as of June 28, 2002 and September 28, 2001, respectively, was not available for transfer to Ameritrade Holding Corporation.


7.    COMMITMENTS AND CONTINGENCIES

Legal - In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The court granted summary judgment for the Company on January 2, 2002. The plaintiffs have appealed.

The Company and its subsidiaries are parties to a number of other legal actions. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, would materially affect the Company's results of operations or its financial position.

Patent Matter - An owner of a large patent portfolio relating to interactive voice response systems has sent correspondence to the Company in which he alleges infringement of one of his patents. The Company has not admitted any infringement. In July 2002, the Company commenced negotiations with the patent owner to resolve this issue. If an agreement is reached, it is probable that the Company would be required to pay a fee for the past use of this technology, which, based on Company estimates, is not expected to exceed approximately $2.5 million. This estimate is not precise and actual results could differ materially. If an agreement is not reached and the patent owner succeeds in establishing infringement in a lawsuit, the Company may be liable to pay damages in the amount of the value of the use of the technology, which cannot be reasonably estimated. If the Company were found to have engaged in willful infringement, a court would have the discretion to increase damages by up to three times, and to award attorneys' fees. No amounts were accrued for this matter as of June 28, 2002.

Letters of Credit - Letters of credit in the amount of $40 million and $105 million as of June 28, 2002 and September 28, 2001, respectively, have been issued by several financial institutions on behalf of Ameritrade, Inc. (formerly Advanced Clearing, Inc.), the Company's wholly-owned broker-dealer and securities clearing subsidiary. (Effective January 2, 2002, the Company consolidated six of its other broker-dealer subsidiaries into Advanced Clearing, and changed the name of Advanced Clearing to Ameritrade, Inc.) The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. Ameritrade, Inc. pays a maintenance fee of 0.375 to 0.45 percent of the issued amount for the letters of credit. In addition, the same financial institutions may make loans to Ameritrade, Inc. if requested under note agreements. Ameritrade, Inc. has pledged client securities, the amount of which fluctuates from time to time, to secure its obligations under the letters of credit and the notes. As of June 28, 2002 and September 28, 2001, no amounts were outstanding under the letters of credit or note agreements.

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

As of June 28, 2002, client margin securities of approximately $1.6 billion and stock borrowings of approximately $677 million were available to Ameritrade, Inc. to utilize as collateral on various borrowings or for other purposes. Ameritrade, Inc. had sold or repledged approximately $476 million of that collateral as of June 28, 2002.

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


8.    SEGMENT INFORMATION

On June 27, 2001, the Company announced a reorganization of its corporate and management structure. The new structure created two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings, tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides clearing services, brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. During the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, the Company operated in one reportable business segment as the new organizational structure was implemented and the management financial reporting structure was developed. During the second fiscal quarter of 2002, the Company substantially completed development of its new management financial reporting structure. The Company reevaluated its segment reporting in light of the new financial reporting structure, and determined that the Company's Private Client and Institutional Client divisions are reportable business segments. Client segments within the Private Client and Institutional Client divisions have been aggregated due to similarities in economic characteristics, types of services provided, types of clients, distribution channels and regulatory environment.

The Company evaluates the performance of its segments based on both segment contribution (net revenues less direct expenses) and pretax income (segment contribution less allocated expenses). Identifiable assets are not disclosed, as they are not used in evaluating segment performance or in allocating resources to segments. Financial information for the Company's reportable segments is presented in the following table for the three-month and nine-month periods ended June 28, 2002. The totals are equal to the Company's consolidated amounts as reported in the condensed consolidated statements of operations. Certain corporate overhead and administrative costs not specifically identifiable to a particular segment are not allocated to the operating segments and remain in the Corporate column. Information for comparable periods of fiscal 2001 is not presented, as it would be impracticable to restate those periods to reflect the new reporting structure.

                                           THREE MONTHS ENDED JUNE 28, 2002
                                -----------------------------------------------------
                                 PRIVATE   INSTITUTIONAL
                                 CLIENT        CLIENT        CORPORATE        TOTAL
                                -----------------------------------------------------
Non-interest revenues           $ 71,606      $  2,639        $   --         $ 74,245
Interest revenue, net             25,321           697            --           26,018
                                --------      --------       ---------       --------
Net revenues                      96,927         3,336            --          100,263
Direct expenses                   12,238         2,023          75,940         90,201
                                --------      --------       ---------       --------
Segment contribution              84,689         1,313         (75,940)        10,062
Allocated expenses                63,629           883         (64,512)          --
                                --------      --------       ---------       --------
Pre-tax income (loss)           $ 21,060      $    430       $ (11,428)      $ 10,062
                                ========      ========       =========       ========



                                            NINE MONTHS ENDED JUNE 28, 2002
                                -----------------------------------------------------
                                 PRIVATE     INSTITUTIONAL
                                  CLIENT         CLIENT      CORPORATE        TOTAL
                                -----------------------------------------------------
Non-interest revenues            $ 229,920     $   8,146      $    --       $ 238,066
Interest revenue, net               75,277         1,847           --          77,124
                                 ---------     ---------     ----------     ---------
Net revenues                       305,197         9,993           --         315,190
Direct expenses                     43,119         9,530        233,810       286,459
                                 ---------     ---------     ----------     ---------
Segment contribution               262,078           463       (233,810)       28,731
Allocated expenses                 196,542         2,730       (199,272)         --
                                 ---------     ---------     ----------     ---------
Pre-tax income (loss)            $  65,536     $  (2,267)    $  (34,538)    $  28,731
                                 =========     =========     ==========     =========



9.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:


                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             -----------------------------   -----------------------------
                                                             JUNE 28, 2002   JUNE 29, 2001   JUNE 28, 2002   JUNE 29, 2001
                                                             -------------   -------------   -------------   -------------
Net income (loss)                                              $   5,774      $      70     $  16,725          $ (77,153)

Other comprehensive loss
  Net unrealized holding losses on investment
  securities available-for-sale arising during the period        (15,024)       (31,155)      (19,531)          (200,135)

  Adjustment for deferred income taxes                             6,010         11,312         7,812             77,215
                                                               ---------      ---------     ---------          ---------
Total other comprehensive loss, net of tax                        (9,014)       (19,843)      (11,719)          (122,920)
                                                               ---------      ---------     ---------          ---------
Comprehensive income (loss)                                    $  (3,240)     $ (19,773)    $   5,006          $(200,073)
                                                               =========      =========     =========          =========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 2001. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, volatility in the stock market, competition, systems failures and capacity constraints, regulatory and legal uncertainties and the other risks and uncertainties set forth under the heading "Risk Factors" in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 2001.

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding average commission and clearing fees per trade; our expectations regarding growth of net interest revenue; our expected amount of advertising expenses; our anticipated capital and liquidity needs and our plans to finance such needs; and our plans for the integration of Datek Online Holdings Corp. ("Datek") and anticipated synergies resulting from the Datek merger.

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

The terms "we", "us" and "Ameritrade" as used in this document refer to Ameritrade Holding Corporation and its operating subsidiaries.



RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 28, 2002 AND JUNE 29, 2001

NET REVENUES. Commissions and clearing fees decreased 12 percent to $56.8 million in the third quarter of fiscal 2002 from $64.9 million in the third quarter of fiscal 2001. This decrease was primarily attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 33 percent to 73,506 in the third quarter of fiscal 2002 from 109,337 in the third quarter of fiscal 2001. Clients averaged approximately 2.5 trades per account during the third quarter of fiscal 2002, compared to approximately
4.5 trades per account during the third quarter of fiscal 2001. The decreased volume per account was partially offset by a significant increase in client accounts resulting from the substantial advertising expenditures made by us during the past few years, and 215,000 core accounts added during the fourth quarter of fiscal 2001 through our acquisition of National Discount Brokers Corporation ("NDB"). Client accounts increased to approximately 1,917,000 at June 28, 2002 from approximately 1,545,000 at June 29, 2001. Commissions and clearing fees per trade increased to $12.07 in the third quarter of fiscal 2002 from $9.42 in the third quarter of fiscal 2001. This increase was due primarily to the implementation of a commission structure for our Freetrade(TM) product offering for trades in excess of 25 per month, fewer free trades from promotional campaigns, the addition of the NDB accounts which became part of our Ameritrade Plus(TM) product offering and slightly higher payment for order flow revenues. We expect our client segmentation strategy, which includes the Ameritrade Plus and Ameritrade Pro(TM) products, to continue to help mitigate the downward pressure on commissions and clearing fees per trade from potential decreases in payment for order flow revenues and other factors.

Net interest revenue (interest revenue less client interest expense) decreased 26 percent to $26.0 million in the third quarter of fiscal 2002 from $35.0 million in the third quarter of fiscal 2001. This decrease was due primarily to a decrease of two percent in average client and correspondent receivables, a decrease of approximately 150 basis points in the average interest rate charged on such receivables, and an increase of 15 percent in average amounts payable to clients and correspondents in the third quarter of fiscal 2002 from the third quarter of fiscal 2001. These factors were partially offset by a 36 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of approximately 75 basis points in the average interest rate paid on client and correspondent payables in the third quarter of fiscal 2002 from the third quarter of fiscal 2001. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased to $17.5 million in the third quarter of fiscal 2002 from $12.7 million in the third quarter of fiscal 2001, due primarily to increased money market fee income resulting from higher client cash balances and the implementation during the second half of fiscal 2001 of a transaction fee for paper confirmations and a quarterly fee on accounts that do not meet certain minimum levels of trading activity or assets.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense decreased nine percent to $31.8 million in the third quarter of fiscal 2002 from $35.0 million in the third quarter of fiscal 2001, due primarily to the effect of staff reductions during fiscal 2001. Full-time equivalent employees decreased 15 percent to 1,654 at the end of June 2002 from 1,947 at the end of June 2001.

Communications expense decreased 18 percent to $8.6 million in the third quarter of fiscal 2002 compared to $10.5 million in the third quarter of fiscal 2001, due primarily to decreased expense for quotes, market information and postage due to lower transaction processing volumes and the implementation of electronic trade confirmations and client statements during fiscal 2001.

Occupancy and equipment costs decreased 11 percent to $13.2 million in the third quarter of fiscal 2002 from $14.7 million in the third quarter of fiscal 2001. This decrease was due primarily to the effect of our facilities consolidation and related restructuring charge in the fourth quarter of fiscal 2001.

Depreciation and amortization decreased 33 percent to $6.7 million in the third quarter of fiscal 2002 from $10.0 million in the third quarter of fiscal 2001, due primarily to the discontinuation of goodwill amortization upon our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", beginning in the first quarter of fiscal 2002, and the effect of the facilities consolidation and resulting restructuring charge in the fourth quarter of fiscal 2001, partly offset by higher software amortization expense.

Professional services expense decreased 34 percent to $8.1 million in the third quarter of fiscal 2002 from $12.3 million in the third quarter of fiscal 2001. This decrease was primarily due to decreased usage of marketing and technology consulting services during the third quarter of fiscal 2002, compared to the third quarter of fiscal 2001.

Interest on borrowings decreased 46 percent to $1.1 million in the third quarter of fiscal 2002, from $2.0 million in the third quarter of fiscal 2001, due to lower average borrowings on our revolving credit agreements.

Other operating expenses were virtually unchanged at $6.8 million in the third quarter of fiscal 2002 compared to $6.9 million in the third quarter of fiscal 2001.

Advertising expenses decreased 26 percent to $13.9 million in the third quarter of fiscal 2002 from $18.7 million in the third quarter of fiscal 2001. The reduced level of advertising expenditures was principally due to adverse stock market conditions and lower media costs due to the slow economy. We have budgeted approximately $11 to $17 million for advertising for the remainder of fiscal 2002.

Income tax expense was $4.3 million in the third quarter of fiscal 2002 compared to $2.4 million in the third quarter of fiscal 2001. The effective income tax rate in the third quarter of fiscal 2002 decreased to approximately 43 percent compared to approximately 97 percent in the third quarter of fiscal 2001. The unusually high effective tax rate for the third quarter of fiscal 2001 was due primarily to the effect of nondeductible goodwill amortization on a relatively low amount of income before income taxes.

NINE MONTH PERIODS ENDED JUNE 28, 2002 AND JUNE 29, 2001

NET REVENUES. Commissions and clearing fees decreased 17 percent to $186.2 million in the first nine months of fiscal 2002 from $223.4 million in the first nine months of fiscal 2001. This decrease was primarily attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 25 percent to 82,755 in the first nine months of fiscal 2002 from 111,067 in the first nine months of fiscal 2001. Clients averaged approximately eight trades per account during the first nine months of fiscal 2002, compared to approximately 15 trades per account during the first nine months of fiscal 2001. The decreased volume per account was partially offset by a significant increase in client accounts resulting from the substantial advertising expenditures made by us during the past few years, and 215,000 core accounts added during the fourth quarter of fiscal 2001 through our acquisition of NDB. Client accounts increased to approximately 1,917,000 at June 28, 2002 from approximately 1,545,000 at June 29, 2001. Commissions and clearing fees per trade increased to $11.97 in the first nine months of fiscal 2002 from $10.70 in the first nine months of fiscal 2001. This increase was due primarily to the addition of the NDB accounts which became part of our Ameritrade Plus product offering, the implementation of a commission structure for our Freetrade product offering effective February 28, 2002 for trades in excess of 25 per month and increased option trading by our clients, which generates higher commissions than equity trades. These increases were partially offset by slightly lower payment for order flow revenues. We expect our client segmentation strategy, which includes the Ameritrade Plus and

Ameritrade Pro products, to continue to help mitigate the downward pressure on commissions and clearing fees per trade from potential decreases in payment for order flow revenues and other factors.

Net interest revenue (interest revenue less client interest expense) decreased 34 percent to $77.1 million in the first nine months of fiscal 2002 from $116.3 million in the first nine months of fiscal 2001. This decrease was due primarily to a decrease of 34 percent in average client and correspondent receivables, a decrease of approximately 260 basis points in the average interest rate charged on such receivables, and an increase of 16 percent in average amounts payable to clients and correspondents in the first nine months of fiscal 2002 from the first nine months of fiscal 2001. These factors were partially offset by an 88 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of approximately 170 basis points in the average interest rate paid on client and correspondent payables in the first nine months of fiscal 2002 from the first nine months of fiscal 2001. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased to $51.8 million in the first nine months of fiscal 2002 from $22.8 million in the first nine months of fiscal 2001, due primarily to increased money market fee income, and the implementation during the second half of fiscal 2001 of a transaction fee for paper confirmations and a quarterly fee on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase. We acquired TradeCast Inc. and affiliates effective April 2, 2001.

EXPENSES EXCLUDING CLIENT INTEREST. Employee compensation and benefits expense decreased 16 percent to $98.4 million in the first nine months of fiscal 2002 from $116.7 million in the first nine months of fiscal 2001, due primarily to the effect of staff reductions during fiscal 2001. Full-time equivalent employees decreased 15 percent to 1,654 at the end of June 2002 from 1,947 at the end of June 2001.

Communications expense decreased nine percent to $27.5 million in the first nine months of fiscal 2002 compared to $30.2 million in the first nine months of fiscal 2001, due primarily to decreased expense for quotes, market information and postage due to lower transaction processing volumes and the implementation of electronic trade confirmations and client statements during fiscal 2001, partially offset by additional communications expenses for TradeCast.

Occupancy and equipment costs decreased 11 percent to $41.5 million in the first nine months of fiscal 2002 from $46.8 million in the first nine months of fiscal 2001. This decrease was due primarily to the effect of our facilities consolidation and related restructuring charge in the fourth quarter of fiscal 2001, partially offset by additional occupancy and equipment costs related to TradeCast.

Depreciation and amortization decreased 19 percent to $20.5 million in the first nine months of fiscal 2002 from $25.3 million in the first nine months of fiscal 2001, due primarily to the discontinuation of goodwill amortization upon our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", beginning in the first quarter of fiscal 2002, and the effect of the facilities consolidation and resulting restructuring charge in the fourth quarter of fiscal 2001, partly offset by higher software amortization expense.

Professional services expense decreased 46 percent to $24.6 million in the first nine months of fiscal 2002 from $45.7 million in the first nine months of fiscal 2001. This decrease was primarily due to decreased usage of marketing and technology consulting services during the first nine months of fiscal 2002, compared to the first nine months of fiscal 2001.

Interest on borrowings decreased 58 percent to $4.0 million in the first nine months of fiscal 2002, from $9.6 million in the first nine months of fiscal 2001, due to the conversion of $152.4 million of convertible subordinated notes in February 2001 and lower average interest rates and borrowings on our revolving credit agreements. The debt conversion resulted in savings of approximately $8.8 million annually in cash interest payments on the convertible subordinated notes.

Other operating expenses decreased 23 percent to $19.2 million in the first nine months of fiscal 2002 from $25.1 million in the first nine months of fiscal 2001, primarily due to lower transaction processing volumes, the implementation of electronic statements and trade confirmations and $1.9 million in asset impairment charges recorded during the first nine months of fiscal 2001.

Advertising expenses decreased 60 percent to $50.8 million in the first nine months of fiscal 2002 from $126.5 million in the first nine months of fiscal 2001. The reduced level of advertising expenditures was principally due to adverse stock market conditions and lower media costs due to the slow economy. We have budgeted approximately $11 to $17 million for advertising for the remainder of fiscal 2002.

Debt conversion expense in the first nine months of fiscal 2001 consists of $58.7 million of cash paid to holders of the convertible subordinated notes in connection with the conversion of $152.4 million of the notes into 4.7 million shares of Class A Common Stock, and $3.4 million of deferred note origination costs written off related to the converted notes.

Income tax expense was $12.0 million in the first nine months of fiscal 2002 compared to income tax benefit of $48.4 million in the first nine months of fiscal 2001. The effective income tax rate in the first nine months of fiscal 2002 increased to approximately 42 percent compared to approximately 39 percent in the first nine months of fiscal 2001, due primarily to nondeductible items, which have the effect of increasing the effective rate during periods of profitability and decreasing the effective rate during periods of losses.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed the Company primarily through the use of funds generated from operations and from borrowings under our credit agreements. Our liquidity needs during the first nine months of fiscal 2002 were financed primarily from our operating cash flows. We plan to finance our capital and liquidity needs for the remainder of fiscal 2002 primarily from our operating cash flows and borrowings on our revolving credit facility. We also will issue common stock upon closing our merger with Datek, as described under "BUSINESS COMBINATION". In addition, we may issue other equity or debt securities. We may also consider selling, or entering into a forward contract to sell, some or all of our interest in Knight Trading Group, Inc. ("Knight").

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

Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1, but takes account of, among other things, each broker-dealer's "net debit items", which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. Historically, we have utilized our revolving credit facility as a mechanism to provide additional capital as needed to meet net capital requirements, and the balance on our revolving credit facility often has fluctuated significantly from period to period due to changes in our net capital requirements.

CASH FLOW

Cash provided by operating activities was $44.7 million in the first nine months of fiscal 2002, compared to cash used in operations of $47.1 million in the first nine months of fiscal 2001. The increase in cash flows from operations was primarily due to a substantial reduction in advertising expenditures and a higher operating margin compared to the same period of the previous year, and $37.2 million of debt conversion expense (net of income taxes) in the first nine months of fiscal 2001.

Cash used in investing activities was $5.7 million in the first nine months of fiscal 2002, compared to $18.1 million in the first nine months of fiscal 2001, due primarily to substantially lower net capital expenditures during the first nine months of fiscal 2002 compared to the same period of the previous year, partly offset by $4.6 million of cash used in business combinations during the first nine months of fiscal 2002.

Cash used in financing activities was $22.4 million in the first nine months of fiscal 2002, compared to $25.4 million in the first nine months of fiscal 2001. The financing activities consisted mainly of repayments on our revolving credit facility in the first nine months of fiscal 2002, and borrowings and repayments on our loan agreements in the first nine months of fiscal 2001.

LOAN AGREEMENT

On December 28, 2001, we entered into an amended and restated revolving credit agreement. The revolving credit agreement permits borrowings up to $20 million through December 27, 2002, and is secured primarily by our stock in our subsidiaries. Until July 11, 2002 it was also secured by 4.0 million shares of our Knight common stock. Prior to July 11, 2002, we could borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. If, on any day, the principal loan amount outstanding exceeded 80 percent of the fair market value of the pledged Knight stock, we were required, within two business days, to pay down the loan or pledge additional Knight stock such that the principal loan amount then outstanding would not exceed 70 percent of the then current fair market value of the pledged Knight stock. On July 11, 2002, the lender under our revolving credit agreement agreed to amend the agreement to eliminate the Knight stock as collateral and to eliminate the requirement that the borrowing availability under the agreement be limited based on the market value of the Knight stock. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of (i) the national prime rate or (ii) 90-day LIBOR plus 2.5 percent, subject to a minimum rate of 5.0 percent. At June 28, 2002, the interest rate on the revolving credit agreement would have been
5.0 percent. We also pay a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at June 28, 2002 and $22.5 million of outstanding indebtedness under the prior revolving credit agreement at September 28, 2001.

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

In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. As of June 28, 2002, we had approximately $47.6 million of the convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Class A Common Stock.

OTHER CONTRACTUAL OBLIGATIONS

We are obligated to pay our Chief Executive Officer ("CEO") $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million amount, pursuant to our employment agreement with the CEO. This payment will be made not sooner than the day after the CEO's employment with the Company terminates. At June 28, 2002 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

As of June 28, 2002, our obligations under operating leases had not changed significantly from the amounts disclosed in our consolidated financial statements as of September 28, 2001.


BUSINESS COMBINATION

On April 6, 2002, we entered into a merger agreement with Datek. Pursuant to the agreement, Ameritrade and Datek will become wholly-owned subsidiaries of a newly formed holding company to be renamed Ameritrade Holding Corporation. Upon the closing of the transaction, shareholders of Ameritrade and Datek will receive a single class of common stock of the new holding company, with the current owners of Ameritrade and the current owners of Datek each receiving approximately 50 percent of the total outstanding common stock. The value of the transaction was approximately $1.3 billion based on the closing price of $6.30 per share of Ameritrade's Class A Common Stock on April 5, 2002, net of the acquisition of cash and regulatory capital of not less than $100 million. In connection with the transaction, the board of directors of the new holding company will consist of nine members, including three directors designated by the principal owners of Ameritrade, three directors designated by the principal owners of Datek and three independent directors to be selected with the agreement of the principal owners of Ameritrade and the principal owners of Datek. The closing of the transaction is subject to customary regulatory and shareholder approvals. The transaction is expected to close during our fourth quarter of fiscal 2002.

We are currently developing the integration plan for the combination of Datek's business with ours. As part of the integration planning process, we have formed an integration planning organization comprised of representatives of both companies and a principal Datek stockholder. Integration planning teams are working to determine the product and service features, functionality for clearing settlement services, call center organization and services, technology platforms and order routing for the combined company. We expect that website enhancements to both our and Datek's front-end websites will begin shortly after completion of the merger. Several months after the completion of the merger, we intend to phase-in a combined website, which will be a single point of entry on to the trading platform for both Ameritrade and Datek clients. Several months after the completion of the merger, we plan to consolidate the clearing functions performed by Ameritrade and Datek using our clearing platform and to transfer Datek's client accounts to Ameritrade. Datek's client call center function will be moved to call centers in Omaha, Nebraska and Ft. Worth, Texas shortly after completion of the merger. The integration plans for the operations of Ameritrade and Datek are subject to change.

We anticipate synergies from the merger resulting from cost savings programs, estimated to be approximately $100 million on an annualized, after-tax basis and which are expected to result from:

     - downsizing the workforce, resulting in estimated annualized after-tax savings of approximately $35 million,

     - eliminating duplicate occupancy, equipment and depreciation expenses, resulting in estimated annualized after-tax savings of approximately $25 million, and

     - eliminating duplicate advertising, communication, professional fees and other expenses resulting in estimated annualized after-tax savings of approximately $40 million.


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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $2.6 billion at June 28, 2002 and $2.0 billion at September 28, 2001. We invest these funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed primarily by short-term interest bearing liabilities totaling $3.3 billion at June 28, 2002 and $2.8 billion at September 28, 2001 in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management.

At June 28, 2002, we had $47.6 million of convertible subordinated notes outstanding, which bear interest at a fixed rate of 5.75 percent. At September 28, 2001, we had $70.1 million of interest bearing indebtedness outstanding, consisting of $47.6 million of convertible subordinated notes and $22.5 million under our revolving credit agreement, which bears interest at a floating rate. We hold a marketable equity security, which is recorded at fair value of $41.4 million ($25.2 million net of tax) at June 28, 2002 and has exposure to market price risk. The same security was recorded at fair value of $61.0 million ($36.9 million net of tax) at September 28, 2001. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges and was approximately $4.1 million at June 28, 2002. Actual results may differ.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments. At June 28, 2002 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.



PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The court granted summary judgment for the Company on January 2, 2002. The plaintiffs have appealed.

The Company and its subsidiaries are parties to a number of other legal actions. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, would materially affect the Company's results of operations or its financial position.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         2.1 Second Amended and Restated Agreement and Plan of Merger, by and between Datek Online Holdings Corp., Ameritrade Holding Corporation, Arrow Stock Holding Corporation, Arrow Merger Corp. and Dart Merger Corp. dated as of July 26, 2002 (incorporated by reference to Exhibit 2.1 of the Arrow Stock Holding Corporation Registration Statement on Form S-4 (Registration No. 333-88632) filed on July 26, 2002)

         3.1 Restated Certificate of Incorporation of Ameritrade Holding Corporation dated July 1, 1999 (incorporated by reference to
              Exhibit 3.6 of the Company's quarterly report on Form 10-Q filed on August 9, 1999)

         3.2 Certificate of Amendment of Certificate of Incorporation dated February 13, 2002 (incorporated by reference to Exhibit 3.2 of the Company's quarterly report on Form 10-Q filed on May 6, 2002)

         3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-17495) filed on February 7, 1997)

         10.1 Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation

         10.2 Employment Agreement Addendum, Waiver of Change of Control, June 25, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation

         10.3 Employment Agreement Addendum, Waiver of Change of Control, June 25, 2002, between Joseph H. Moglia and Ameritrade Holding Corporation

         10.4 Employment Agreement Addendum, Waiver of Change of Control, July 15, 2002, between Vincent Passione and Ameritrade Holding Corporation

         15.1 Independent accountants' awareness letter

         99.1 Written Statement of Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K:

         On April 9, 2002, a Form 8-K was filed under Item 5 announcing a merger agreement with Datek Online Holdings Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 12, 2002

                                    Ameritrade Holding Corporation

                                    (Registrant)





                                    by: /s/ Joseph H. Moglia
                                        ----------------------------------------
                                        Joseph H. Moglia
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                    by: /s/ John R. MacDonald
                                        ----------------------------------------
                                        John R. MacDonald
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)